Form 10-Q
period 2005-03-31
United Financial Bancorp Inc
filed 2005-06-23
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[  ] Transition  Report  Pursuant To Section 13 or 15(d) Of The Securities And
     Exchange Act of 1934

         For the transition period from ______________ to _____________

                       Commission File Number 000-51369

                         United Financial Bancorp, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Federal                                             83-0395247
      ------------------------                               ---------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification Number)

              95 Elm Street, West Springfield, Massachusetts 01089
              ----------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (413) 787-1700
                                                           --------------


     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes          No  X
                                            -----      -----


  Indicate by check whether the Registrant is an accelerated filer.
  Yes       No X
     ----     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock, $0.01 par value
                    No shares outstanding as of June 23, 2005

United Financial Bancorp, Inc.

                                      INDEX
                                                                           Page
PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (unaudited)............      1

          Consolidated Statements of Condition
                 March 31, 2005 and December 31, 2004 ..................      1

          Consolidated Statements of Earnings
              three months ended March 31, 2005 and 2004 ...............      2

          Consolidated Statements of Stockholders' Equity
              three months ended March 31, 2005 and 2004................      3

          Consolidated Statements of Cash Flows
              three months ended March 31, 2005 and 2004................      4

          Notes to Unaudited Consolidated Financial Statements..........      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................      9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.     14

     Item 4.  Controls and Procedures...................................     14

PART II. OTHER INFORMATION..............................................     14

     Item 1.  Legal Proceedings.........................................     14

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    14

     Item 3.  Defaults Upon Senior Securities............................    14

     Item 4.  Submission of Matters to a Vote of Security Holders........    14

     Item 5.  Other Information..........................................    14

     Item 6.  Exhibits...................................................    15

SIGNATURES        .......................................................    16

  Exhibit 31.1      Certification of Chief Executive Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002.....    17

  Exhibit 31.2      Certification of Chief Financial Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002.....    18

  Exhibit 32.1      Statement of Chief Executive Officer Furnished
                    Pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002..............................................    19

  Exhibit 32.2      Statement of Chief Financial Officer Furnished
                    Pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002..............................................    20

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
-------------------------------------------------------------------------------
                                                                                    March 31,       December 31,
                                                                                      2005              2004
ASSETS                                                                             ---------        ------------
Cash and due from banks....................................................     $    13,882,704   $    15,771,939
Interest bearing deposits..................................................          13,631,883         7,179,660
Liquidity fund.............................................................             282,469           281,025
                                                                                ---------------   ---------------
      Total cash and cash equivalents......................................          27,797,056        23,232,624

Securities available for sale, at market value.............................         174,288,091       152,329,320
Securities to be held to maturity, at amortized cost  (fair value $2,480,637
   in 2005 and $2,497,947 in 2004).........................................           2,497,495         2,498,499
Loans, net of allowance for loan losses of  $6,105,513 in 2005 and $5,749,944
   in 2004.................................................................         565,933,073       569,243,257
Banking premises and equipment, net........................................           7,579,053         7,670,506
Accrued interest receivable................................................           3,136,293         2,862,328

Deferred tax asset.........................................................           1,718,221         1,550,800
Stock in the Federal Home Loan Bank of Boston..............................           6,020,800         6,020,800
Bank-owned  life insurance.................................................           5,786,064         5,705,064
Other assets...............................................................           1,252,299           894,698
                                                                                ---------------   ---------------
      TOTAL ASSETS.........................................................     $   796,008,445   $   772,007,896
                                                                                ===============   ===============
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Deposits:
  Interest bearing.........................................................     $   552,736,973   $   527,426,088
  Non-interest bearing.....................................................          85,324,530        86,245,978
                                                                                ---------------   ---------------
      Total deposits.......................................................         638,061,503       613,672,066
  Federal Home Loan Bank of Boston advances................................          84,667,026        86,694,417
  Repurchase agreements....................................................           6,254,423         4,316,592
  Escrow funds held for borrowers..........................................           1,176,738           954,120
  Accrued expenses and other liabilities...................................           3,384,056         4,115,987
                                                                                ---------------   ---------------
      Total liabilities....................................................         733,543,746       709,753,182

  Commitments and contingencies............................................

Stockholder's equity:
  Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
    none issued............................................................                  --                 --
  Common stock, par value $0.01 per share, authorized 60,000,000 shares;
    100 shares issued in 2004..............................................                   1                 1
  Paid-in capital..........................................................                  99                99
  Retained earnings........................................................          64,032,850        62,666,577
  Accumulated other comprehensive loss.....................................          (1,568,251)         (411,963)
                                                                                ---------------   ---------------
      Total stockholder's equity...........................................          62,464,699        62,254,714
                                                                                ---------------   ---------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........................     $   796,008,445   $   772,007,896
                                                                                ===============   ===============

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                 ---------------------------------
                                                                             March 31,
                                                                 ---------------------------------
                                                                       2005             2004
Interest and dividend income:                                    --------------    ---------------
  Loans......................................................    $    8,106,708    $    7,076,054
  Investment interest and dividends..........................         1,528,478         1,841,327
  Other interest-earning assets..............................           140,046            40,550
                                                                 --------------    --------------
     Total interest and dividend income......................         9,775,232         8,957,931

Interest expense:
  Interest on deposits.......................................         2,579,978         2,235,637
  Interest on short-term borrowings..........................           108,637            70,648
  Interest on long-term debt.................................           680,587           627,414
                                                                 --------------    --------------
     Total interest expense..................................         3,369,202         2,933,699
                                                                 --------------    --------------
     Net interest income before provision for loan losses....         6,406,030         6,024,232
Provision for loan losses....................................           275,100           112,500
                                                                 --------------    --------------
     Net interest income after provision for loan losses.....         6,130,930         5,911,732

Non-interest income:
  Fee income on depositors' accounts.........................           903,154           788,602
  Gain on sale of loans......................................                --             8,545
  Net gain on sale of securities.............................                --           110,106
  Income from bank-owned life insurance.........................         81,000            75,000
  Other income...............................................           181,883           166,156
                                                                 --------------    --------------
     Total non-interest income...............................         1,166,037         1,148,409
                                                                 --------------    --------------
Non-interest expense:
  Salaries and employee benefits.............................         2,754,856         2,544,194
  Occupancy expense..........................................           339,565           410,754
  Advertising expenses.......................................           345,465           224,731
  Data processing expenses...................................           745,816           616,708
  Professional fees..........................................           111,187            93,100
  Other expenses.............................................           730,361         1,079,318
                                                                 --------------    --------------
     Total non-interest expense..............................         5,027,250         4,968,805
                                                                 --------------    --------------

     Income before income taxes..............................         2,269,717         2,091,336

Income tax expense...........................................           903,444           830,100
                                                                 --------------    --------------
     NET INCOME..............................................    $    1,366,273    $    1,261,236
                                                                 ==============    ==============

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
-------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                   Comprehensive
                                           Common Stock     Paid-In Capital   Retained Earnings    Income (Loss)         Total
                                           ------------     ---------------   -----------------    -------------        --------
Balances at December 31, 2003........    $            --     $           --     $   57,288,745     $     (238,538)    $  57,050,207
Net income...........................                 --                 --          1,261,236                 --         1,261,236
Net unrealized loss on securities
  available for sale, net of
  reclassification adjustment and tax
  effects............................                 --                 --                 --          1,281,230         1,281,230
                                                                                                                      -------------
      Total comprehensive income.....                                                                                     2,542,466
                                         --------------      --------------     --------------     --------------     -------------
Balances at March  31, 2004..........    $            --     $           --     $   58,549,981     $    1,042,692     $  59,592,673
                                         ===============     ===============    ==============     ==============     =============

Balances at December 31, 2004........    $            1     $           99      $   62,666,577     $     (411,963)    $  62,254,714

Net income...........................                 --                  --         1,366,273                  --        1,366,273
Net unrealized loss on securities
  available for sale, net of
  reclassification adjustment and tax
  effects............................                 --                  --                 --         (1,156,288)      (1,156,288)
                                                                                                                      -------------
      Total comprehensive income.....                                                                                       209,985
                                         --------------     --------------    --------------     --------------       -------------
Balances at March 31, 2005...........    $            1     $           99    $   64,032,850     $   (1,568,251)         62,464,699
                                         ==============     ==============    ==============     ==============       =============

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
-------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31,
                                                                   ---------------------------------
                                                                         2005              2004
Cash flows from operating activities:                              -------------      ---------------
  Net income....................................................   $    1,366,273    $    1,261,236
  Adjustments  to  reconcile  net income to net cash  provided by operating activities:
     Provision for loan losses..................................          275,100           112,500
     Provision (credit) for other real estate owned.............               --           (51,765)
     Depreciation and amortization..............................          155,685           161,730
     Deferred income tax expense (benefit)......................         (167,421)          161,400
     Net gain on sale of available for sale securities..........               --          (110,106)
     Gain on sale of loans......................................               --            (8,545)
     (Increase) decrease in accrued interest receivable.........         (273,965)          101,185
     (Increase) decrease in other assets........................         (357,604)           57,710
     Increase   (decrease)   in   accrued   expenses   and  other
     liabilities................................................         (731,928)          631,978
                                                                   ---------------   --------------
       Net cash provided by operating activities................          266,140         2,317,323

Cash flows from investing activities:
  Purchases of securities available for sale....................      (30,879,366)      (22,462,829)
  Proceeds from sales,  maturities  and  principal  repayments of
    securities available for sale...............................        7,764,306        29,613,329
  Proceeds   from   maturities   and   principal   repayments  of
    securities to be held to maturity...........................            1,004               513
  Purchases of Federal Home Loan Bank of Boston stock...........               --        (1,813,900)
  Increase in Bank-owned life insurance.........................          (81,000)          (75,000)
  Proceeds from sales of other real estate owned................               --             8,235
  Net loan originations and principal collections...............        3,035,085       (11,267,275)
  Proceeds from sales of loans..................................               --         4,714,514
  Purchases of property and equipment...........................          (64,232)          (24,366)
                                                                   ---------------   ---------------
       Net cash used in investing activities....................      (20,224,203)       (1,306,779)

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31,
                                                                  ---------------------------------
                                                                        2005             2004
Cash flows from financing activities:                             ---------------    --------------
  Net increase in deposits......................................   $   24,389,437    $    2,727,184
  Net increase  in repurchase agreements........................        1,937,831         1,796,891
  Net increase in escrow funds held for borrowers...............          222,618            97,101
  Proceeds of FHLBB advances....................................               --         6,500,000
  Repayments of FHLBB advances..................................       (2,027,391)       (1,743,640)
                                                                   --------------    --------------
       Net cash provided by financing activities................       24,522,495         9,377,536
                                                                   --------------    --------------

Increase in cash and cash equivalents...........................        4,564,432        10,388,080

Cash and cash equivalents at beginning of year..................       23,232,624        16,144,428
                                                                   --------------    --------------

Cash and cash equivalents at end of  period.....................   $   27,797,056    $   26,532,508
                                                                   ==============    ==============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period:
Interest on deposits and other borrowings.......................   $    3,384,733    $    2,943,957
Income taxes - net..............................................          725,500           194,500

                                       5

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary United Bank. The consolidated financial statements also include the accounts of United Bank's wholly-owned subsidiary, UCB Securities, Inc., which is engaged in buying, selling and holding investment securities. These entities are collectively referred to herein as "the Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company's financial condition as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004 included in the Company's filing on Form S-1.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as revenues and expenses for the reporting period. Actual results could differ from these estimates. A material estimate that is susceptible to change in the near term is the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions.

NOTE B - REORGANIZATION AND CHANGE IN CORPORATE FORM

During 2004, the Company received both regulatory and depositor approval to reorganize from a state-chartered cooperative bank to a multi-tier federally-chartered holding company. As a result, United Financial Bancorp, Inc., a stock holding company, was formed to be the parent company of United Bank and United Mutual Holding Company, a mutual holding company, was formed to be the parent company of United Financial Bancorp, Inc. In connection with the reorganization and change in the Bank's name, the Company incurred costs of $693,477 in 2004, of which $89,718 were incurred and expensed in the three month period ended March 31, 2004.

In December 2004, the Board of Directors of United Mutual Holding Company adopted a plan pursuant to which United Financial Bancorp, Inc. intends to sell up to 49% of its common stock to eligible Bank depositors and, if necessary, to the general public. The Company's Form S-1, including the prospectus distributed to interested parties, was declared effective by the Securities and Exchange Commission on May 16, 2005. As of March 31, 2005, the Company has deferred offering costs in connection with this initial public offering of common stock of $208,824. These costs will be deducted from the proceeds upon the sale and issuance of the common stock. In the event the stock offering is not completed, such costs will be expensed.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2005
-------------------------------------------------------------------------------

NOTE B - REORGANIZATION AND CHANGE IN CORPORATE FORM - Continued

United Financial Bancorp, Inc. also intends to issue shares of common stock equal to 4.5% of the number of shares of common stock sold in the offering to a newly formed charitable foundation to further support its ongoing commitment to the community. In addition, the Bank's Board of Directors has adopted an Employee Stock Ownership Plan which will purchase 8% of the common stock sold in connection with the offering and issued to the charitable foundation.

NOTE C - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31:

                                                                                  2005             2004
                                                                             --------------  --------------
Change  in  unrealized   holding  (losses)  gains  on  available  for  sale  $  (1,898,988)  $   2,235,836
securities...............................................................
Reclassification adjustment for gains realized in income.........                       --        (110,106)
                                                                             --------------   -------------
Net unrealized (losses) gains....................................               (1,898,988)      2,125,730

Tax effect.......................................................                 (742,700)        844,500
                                                                             --------------  -------------
Other Comprehensive income (loss)                                            $  (1,156,288)  $   1,281,230
                                                                             =============   =============

                                       7

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2005
-------------------------------------------------------------------------------

NOTE D - LOANS

The components of loans are as follows at March 31, 2005 and December 31, 2004:

                                                                          March 31,        December 31,
                                                                            2005               2004
                                                                     -----------------   ----------------
Real estate- Residential (1-4 Family)...........................      $    334,666,875   $    330,834,439
           - Commercial.........................................           140,388,826        137,787,271
Construction....................................................            26,773,432         29,835,755
Commercial and industrial.......................................            50,742,097         56,291,251
Consumer........................................................            18,537,547         19,321,629
                                                                      ----------------   ----------------
                                                                           571,108,777        574,070,345
Other Items:
Net deferred loan costs.........................................               929,810            922,856
Allowance for loan losses.......................................            (6,105,513)        (5,749,944)
                                                                      ----------------   ----------------
                                                                      $    565,933,074   $    569,243,257
                                                                      ================   ================

Nonaccrual loans amounted to approximately $4,441,889 and $3,784,000 at March 31, 2005 and December 31, 2004, respectively.

NOTE E - DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2005 and December 31, 2004:

                                                         March 31,        December 31,
                                                           2005               2004
Type                                                 ----------------   -----------------
-----
Demand...........................................    $     85,324,530   $     86,245,978
NOW..............................................          37,656,581         39,916,712
Regular Savings..................................          98,511,706         94,586,142
Money Market.....................................         142,538,933        139,754,016
Retirement.......................................          49,886,666         48,496,000
Term Certificates................................         224,143,087        204,673,218
                                                     ----------------   ----------------
                                                     $    638,061,503   $    613,672,066
                                                     ================   ================

                                       8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward looking statements. Factors that may cause actual results to differ materially from those projected in the forward looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments, that are greater than expected, legislation or regulatory changes that have a less than favorable impact on the business of the Company are enacted, and competitive pressures increase significantly. Forward looking statements speak only as of the date they are made and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date of the forward looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

         Total assets increased $24.0 million, or 3.1%, to $796.0 million at March 31, 2005 from $772.0 million at December 31, 2004. The increase reflected growth of $22.0 million in securities available for sale, partially offset by a $3.3 million, or 0.6%, decrease in net loans. The growth in assets was funded by a $24.4 million, or 4.0%, increase in deposits.

         Net loans decreased to $565.9 million at March 31, 2005 from $569.2 million at December 31, 2004. One- to four-family residential mortgage loans increased $3.8 million, or 1.2%, to $334.7 million at March 31, 2005 from $330.8 million at December 31, 2004, reflecting continued demand in our primary market area for residential mortgage loans.

         Commercial real estate loans increased $2.6 million, or 1.9%, while commercial and industrial loans decreased $5.5 million, or 9.9%. The increase in commercial real estate loans reflected our continued efforts to diversify our lending activities and improve our interest rate spread by increasing our origination of these generally higher-yielding loans. The decrease in commercial and industrial loans resulted from a payoff of a participation loan. Construction loans decreased $3.1 million, or 10.3%, to $26.8 million at March 31, 2005, reflecting completion of construction projects.

         Securities available for sale increased $22.0 million, or 14.4%, to $174.3 million at March 31, 2005 from $152.3 million at December 31, 2004. The increase reflected the deployment of funds provided by deposit growth.

         Total cash and cash equivalents increased $4.6 million, or 19.6%, to $27.8 million at March 31, 2005 from $23.2 million at December 31, 2004, reflecting routine fluctuations in cash balances.

         Total deposits increased $24.4 million, or 4.0%, to $638.1 million at March 31, 2005 from $613.7 million at December 31, 2004. The increase primarily reflected continued growth in certificate of deposit accounts, which increased to $224.1 million at March 31, 2005, from $204.7 million at December 31, 2004. Federal Home Loan Bank advances decreased $2.0 million, or 2.3%, to $84.7 million at March 31, 2005 from $86.7 million at December 31, 2004. The slight decrease in advances reflected the growth of deposits as our primary funding source. Repurchase agreements increased to $6.3 million at March 31, 2005 from $4.3 million at December 31, 2004, reflecting routine fluctuations in these overnight accounts.

         Total stockholder's equity increased $210,000, or 0.3%, to $62.5 million at March 31, 2005 from $62.3 million at December 31, 2004. The increase reflected net income of $1.4 million for the three months ended March 31, 2005 partially offset by an increase in the accumulated other comprehensive loss of $1.2 million caused by an increase in intermediate-term interest rates in the debt securities markets.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

         Net Income. Net income increased $105,000, or 8.3%, to $1.4 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004. The increase primarily resulted from increased net interest income and noninterest income, partially offset by a higher provision for loan losses and higher noninterest expense.

         Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $382,000, or 6.3%, to $6.4 million for the three months ended March 31, 2005. The increase reflected a $38.7 million, or 5.4%, increase in the average balance of total interest earning assets to $759.2 million for the three months ended March 31, 2005, which more than offset an 8 basis point decrease in our interest rate spread to 3.03% from 3.11%.

         Interest Income. Interest income increased $817,000, or 9.1%, to $9.8 million for the three months ended March 31, 2005 from $9.0 million for the prior year period. The increase resulted from a $47.9 million, or 6.7%, increase in the average balance of total interest-earning assets, as well as an 11 basis point increase in the average yield on such assets to 5.15% for the three months ended March 31, 2005 from 5.04% for the prior year period. Interest income attributable to loans increased $1.0 million, or 14.6%, to $8.1 million for the three months ended March 31, 2005 from $7.1 million for the prior year period. The increase in interest earned on loans was due to a $68.8 million, or 13.6%, increase in the average balance of loans, coupled with a 5 basis point increase in the yield earned on such loans to 5.65% from 5.60%, as the continued low market interest rate environment combined with strong demand for residential financing in our primary market area resulted in our loan originations more than offsetting loan prepayments. Interest earned on investment securities, including mortgage-backed securities, decreased $313,000, or 17.0%, to $1.5 million for the three months ended March 31, 2005, from $1.8 million for the prior year period. The decrease reflected the lower average balance of such securities of $33.5 million, or 17.0%.

         Interest Expense. Interest expense increased $436,000, or 14.8%, to $3.4 million for the three months ended March 31, 2005 from $2.9 million for the prior year period. The increase in interest expense was due to a $28.3 million, or 4.7%, increase in the average balance of interest-bearing liabilities to $636.6 million for the three months ended March 31, 2005 from $608.2 million for the prior year period, coupled with the increase in the average cost of such liabilities to 2.12% for the three months ended March 31, 2005 from 1.93% for the prior year period. The interest paid on deposits increased by $344,000, or 15.4%, reflecting an increase in the average cost of such deposits to 1.90% from 1.71%, while the average balance of such deposits increased by $21.9 million, or 4.2%, as we continued to expand deposit balances to fund loan growth. The interest paid on savings accounts, money market and NOW accounts, and certificates of deposit all increased. Interest paid on Federal Home Loan Bank advances and repurchase agreements increased by $91,000, or 13.8%, reflecting an increase in the average balance of such advances to $85.4 million for the three months ended March 31, 2005 from $79.3 million for the prior year period, coupled with an increase in the average cost of such advances to 3.48% from 3.29%.

         Provision for Loan Losses. The provision for loan losses was $275,000 for the three months ended March 31, 2005 as compared to $113,000 for the three months ended March 31, 2004. The increase in the provision was due to a higher proportion in our loan portfolio of commercial real estate loans and commercial and industrial loans, and higher adversely classified loans (up 8.0%) and higher nonperforming loans (up 376.2%) in 2005 as compared to 2004.

         While non-performing loans have gradually increased from 0.21% of total loans at December 31, 2002 to 0.78% of total loans at March 31, 2005, the increase in non-performing loans during the quarter ended March 31, 2005 was primarily due to three delinquent loans, all of which are collateralized by either residential real estate, commercial real estate or non-real estate assets. We expect that the collateral for these loans as well as the implementation of our normal collection procedures will result in a resolution of these delinquencies without loss to the Company. The allowance for loan losses was $6.1 million, or 1.07% of loans outstanding on March 31, 2005.

         Noninterest Income. Noninterest income increased $18,000, or 1.6%, to $1.2 million for the three months ended March 31, 2005. Fee income on depositors' accounts increased $115,000 to $903,000 for the three months ended March 31, 2005, reflecting growth in deposits to $638.1 million at March 31, 2005. This increase was partially offset by a $110,000 decrease in gains on the sale of securities for the three months ended March 31, 2005 compared to the earlier year period.

         Noninterest Expense. Noninterest expense increased 1.2% to $5.03 million for the three months ended March 31, 2005 from $4.97 million for the prior year period. The increase reflected salary and employee benefits increases as well as increased staffing, which was partially offset by higher expenses in the 2004 period related to the conversion of United Bank to a federal charter.

         Income Tax Expense. Income tax expense increased to $903,000 for the three months ended March 31, 2005 from $830,000 for the prior year. The effective tax rate was 39.8% and 39.7% for the three months ended March 31, 2005 and 2004, respectively.

Liquidity, Market Risk, and Capital Resources

         The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an interest rate risk management consultant, senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee generally meets at least on a monthly basis to review our asset/liability policies and interest rate risk position.

         We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to "match fund" longer-term one- to four-family residential mortgage loans; (ii) investing in variable-rate mortgage-backed securities; (iii) continued emphasis on increasing core deposits; (iv) offering adjustable rate and shorter-term commercial real estate loans and commercial and industrial loans; and (v) offering a variety of consumer loans, which typically have shorter-terms. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.

         The table below, sets forth, as of March 31, 2005, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.


         Change in Interest                                                 NPV as a Percentage of
            Rates (basis       Estimated         Estimated Increase         Present Value of Assets (3)
             points) (1)        NPV (2)           (Decrease) in NPV                           Increase
                                                                                             (Decrease)
                                                                                           --------------
                                                Amount        Percent       NPV Ratio (4)   (basis points)
          ------------------------------------------------------------------------------------------------
                                        (Dollars in thousands)
             +300             $    53,371   $   (39,595)         (43)%            6.90%           (438)
             +200                  66,758       (26,207)         (28)             8.45            (284)
             +100                  80,283       (12,683)         (14)             9.94            (134)
                0                  92,965           --            --             11.28               --
             -100                 101,848         8,882           10             12.17              89
             -200                 103,096        10,131           11             12.23              95

--------------------
(1)  Assumes  an   instantaneous   uniform  change  in  interest  rates  at  all
     maturities.
(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)  NPV Ratio represents NPV divided by the present value of assets.

         The table above indicates that at March 31, 2005, in the event of a 200 basis point decrease in interest rates, we would experience a 11% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 28% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

         Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

         Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. For the quarter ended March 31, 2005, our liquidity ratio averaged 21.56%.

         United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2005, United Bank exceeded all regulatory capital requirements. United Bank is considered "well capitalized" under regulatory guidelines.

                                                                             For Capital             To Be Well Capitalized Under
                                              Actual                      Adequacy Purposes              Regulatory Framework
                                 ------------------------------------------------------------------------------------------------
                                      Amount            Ratio           Amount           Ratio           Amount           Ratio
                                 ------------------------------------------------------------------------------------------------
As of March 31, 2005:
Risk-based capital............   $      70,041,099       13.0%     >  $  43,018,719  >     8.0%     >  $  53,773,399  >    10.0%
                                                                   -                 -              -                 -
Core capital..................          63,935,586        8.0%     >     31,906,593  >     4.0%     >     47,859,889  >     6.0%
                                                                   -                 -              -                 -
Tangible capital..............          63,935,586        8.0%     >     11,964,972  >     1.5%     >     39,883,241  >     5.0%
                                                                   -                 -              -                 -
As of December 31, 2004:

Risk-based capital............   $      68,284,831       12.8%     >  $  42,878,575  >     8.0%     >  $  53,598,222  >    10.0%
                                                                   -                 -              -                 -
Core capital..................          62,534,887        8.1%     >     30,900,719  >     4.0%     >     46,351,078  >     6.0%
                                                                   -                 -              -                 -
Tangible capital..............          62,534,887        8.1%     >     11,621,520  >     1.5%     >     38,625,900  >     5.0%
                                                                   -                 -              -                 -

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is included above in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity, Market Risk, and Capital Resources."

ITEM 4.    Controls and Procedures

         Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and in a timely manner alerting them to material information relating to the Company (or its consolidated subsidiary) required to be filed in its periodic SEC filings.

         There has been no change in the Company's internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings

         At March 31, 2005, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition or results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

ITEM 3.    Defaults Upon Senior Securities

         Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.    Other Information

         Not applicable.

ITEM 6.    Exhibits.

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                       15

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                               United Financial Bancorp, Inc.


Date: June 23, 2005            By:   /s/ Richard B. Collins
                                    -------------------------------------------
                                    Richard B. Collins
                                    President and Chief Executive Officer


Date: June 23, 2005            By:   /s/ Donald F. X. Lynch
                                    ------------------------------------------
                                    Donald F.X. Lynch
                                    Executive Vice President and Chief Financial
                                    Officer

Exhibit 31.1
                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard B. Collins, President and Chief Executive Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of United Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   June 23, 2005                      /s/ Richard B. Collins
        ----------------                   -------------------------------------
                                           Richard B. Collins
                                           President and Chief Executive Officer

Exhibit 31.2
                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald F. X. Lynch, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of United Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    June 23, 2005                          /s/ Donald F. X. Lynch
        ---------------                         -------------------------------
                                                Donald F. X. Lynch
                                                Chief Financial Officer

Exhibit 32.1

                 Statement of Chief Executive Officer Furnished
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, Richard B. Collins, is the President and Chief Executive Officer of United Financial Bancorp, Inc. (the "Company").

     This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Report").

     By execution of this statement, I certify that to the best of my knowledge:

     A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

     B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

     This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906 has been provided to United Financial Bancorp, Inc. and will be retained by United Financial Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



June 23, 2005                              /s/ Richard B. Collins
--------------                             -----------------------------------
Dated                                      Richard B. Collins
                                           President and Chief Executive Officer
                                       19

Exhibit 32.2

                 Statement of Chief Financial Officer Furnished
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, Donald F. X. Lynch, is the Chief Financial Officer of United Financial Bancorp, Inc. (the "Company").

     This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Report").

     By execution of this statement, I certify that to the best of my knowledge:

     A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

     B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

     This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906 has been provided to United Financial Bancorp, Inc. and will be retained by United Financial Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



June 23, 2005                                           /s/ Donald F. X. Lynch
--------------                                          ------------------------
Dated                                                   Donald F. X. Lynch
                                                        Chief Financial Officer