Form 10-Q
period 2005-06-30
United Financial Bancorp Inc
filed 2005-08-08
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       OR

   [ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities And
       Exchange Act of 1934

         For the transition period from ______________ to _____________

                        Commission File Number 000-51369

                         United Financial Bancorp, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Federal                                       83-0395247
   -------------------------------                  ----------------------
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


     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    No X
                                       ---   ---

     Indicate by check whether the Registrant is an accelerated
 filer.  Yes    No  X
            ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock, $0.01 par value
               17,205,995 shares outstanding as of August 4, 2005

United Financial Bancorp, Inc.

                                      INDEX
                                                                           Page

PART I.  FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements (unaudited)................   1

              Consolidated Statements of Condition
                  June 30, 2005 and December 31, 2004 .....................   1

              Consolidated Statements of Earnings
                  Three and six months ended June 30, 2005 and 2004 .......   2

              Consolidated Statements of Stockholders' Equity
                  Six months ended June 30, 2005 and 2004..................   3

              Consolidated Statements of Cash Flows
                  Six months ended June 30, 2005 and 2004..................   4

              Notes to Unaudited Consolidated Financial Statements.........   6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  16

    Item 4. Controls and Procedures........................................  17

PART II. OTHER INFORMATION.................................................  17

    Item 1.  Legal Proceedings.............................................  17

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  17

    Item 3.  Defaults Upon Senior Securities...............................  17

    Item 4.  Submission of Matters to a Vote of Security Holders...........  17

    Item 5.  Other Information.............................................  17

    Item 6.  Exhibits......................................................  17

SIGNATURES        .........................................................  18

            Exhibit 31.1     Certification of Chief Executive Officer
                             Pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002...................................  19

            Exhibit 31.2     Certification of Chief Financial Officer
                             Pursuant to Section 302 of the Sarbanes-Oxley
                             Act of 2002...................................  20

            Exhibit 32.1     Statement of Chief Executive Officer
                             Furnished Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002....................  21

            Exhibit 32.2     Statement of Chief Financial Officer
                             Furnished Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002....................  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    June 30,        December 31,
                                                                                      2005              2004
                                                                                   ---------       --------------
ASSETS

Cash and due from banks....................................................     $    15,687        $       15,772
Interest bearing deposits..................................................         103,625                 7,180
Liquidity and cash funds...................................................           4,223                   281
                                                                                -----------       ---------------
      Total cash and cash equivalents......................................         123,535                23,233

Securities available for sale, at market value.............................         210,859               152,329
Securities to be held to maturity, at amortized cost  (fair value $3,379 in
   2005 and $2,498 in 2004)................................................           3,380                 2,498
Loans, net of allowance for loan losses of  $6,214  in 2005 and $5,750 in 2004      588,104               569,243
Banking premises and equipment, net........................................           7,710                 7,671
Accrued interest receivable................................................           3,455                 2,862
Deferred tax asset.........................................................           1,587                 1,551
Stock in the Federal Home Loan Bank of Boston..............................           6,175                 6,021
Bank-owned life insurance..................................................           5,867                 5,705
Other assets...............................................................           2,015                   895
                                                                                -----------       ---------------
      TOTAL ASSETS.........................................................     $   952,687        $      772,008
                                                                                ===============   ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Deposits:

  Interest bearing.........................................................     $    565,818       $      527,426
  Non-interest bearing.....................................................           89,167               86,246
                                                                                ------------      ---------------
      Total deposits.......................................................          654,985              613,672

  Federal Home Loan Bank of Boston advances................................          103,630               86,694
  Subscriptions payable.....................................................         116,547                   --
  Repurchase agreements....................................................            7,970                4,317
  Escrow funds held for borrowers..........................................              924                  954
  Accrued expenses and other liabilities...................................            3,748                4,116
                                                                                ------------      ---------------
      Total liabilities....................................................          887,804              709,753

  Commitments and contingencies............................................

Stockholder's equity:
  Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
    none issued............................................................               --                   --
  Common stock, par value $0.01 per share, authorized 60,000,000 shares;
    100 shares issued in 2004 and 2005.....................................               --                   --
  Paid-in capital..........................................................               --                   --
  Retained earnings........................................................           65,632               62,667
  Accumulated other comprehensive loss.....................................             (749)                (412)
                                                                                ------------      ---------------
      Total stockholder's equity...........................................           64,883               62,255
                                                                                ------------      ---------------
        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........................   $    952,687       $      772,008
                                                                                ============      ===============

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                    Three Months Ended                Six Months Ended
                                                                        June 30,                          June 30,
                                                                ----------------------------- -----------------------------
                                                                   2005             2004             2005             2004
                                                                  ------           -----            -----            -----
Interest and dividend income:

  Loans......................................................   $  8,418         $  7,197         $  16,525       $  14,273
  Investment interest and dividends..........................      1,859            1,473             3,387           3,314
  Other interest-earning assets..............................        115              239               256             280
                                                                ---------        --------         ---------        --------
     Total interest and dividend income......................     10,392            8,909            20,168          17,867

Interest expense:
  Interest on deposits.......................................      2,901            2,194             5,481           4,430
  Interest on short-term borrowings..........................        228               75               322             154
  Interest on long-term debt.................................        690              666             1,385           1,285
                                                                ---------        --------         ---------        --------
     Total interest expense..................................      3,819            2,935             7,188           5,869
                                                                ---------        --------         ---------        --------

     Net interest income before provision for loan losses....      6,573            5,974            12,980          11,998

Provision for loan losses....................................        275              113               550             225
                                                                ---------        --------         ---------        --------

     Net interest income after provision for loan losses.....      6,298            5,861            12,430          11,773

Non-interest income:
  Fee income on depositors' accounts.........................      1,005              889             1,908           1,677
  Gain on sale of loans......................................         --                1                --              10
  Net gain on sale of securities.............................         --                2                --             112
  Income from bank-owned life insurance......................         81               75               162             150
  Other income ..............................................        175              206               357             372
                                                                ---------        --------         ---------        --------
     Total non-interest income...............................       1,261           1,173             2,427           2,321
                                                                ---------        --------         ---------        --------

Non-interest expense:
  Salaries and employee benefits.............................       2,508           2,166             5,101           4,536
  Occupancy expense..........................................         399             437               739             848
  Advertising expenses.......................................         335             394               680             618
  Data processing expenses...................................         645             645             1,391           1,262
  Professional fees..........................................         108              50               219             143
  Other expenses.............................................         902           1,107             1,796           2,361
                                                                ---------        --------         ---------        --------
     Total non-interest expense..............................       4,897           4,799             9,926           9,768
                                                                ---------        --------         ---------        --------
     Income before income taxes..............................       2,662           2,235             4,931           4,326

Income tax expense...........................................       1,063             893             1,966           1,723
                                                                ---------        --------         ---------        --------
     NET INCOME..............................................    $  1,599        $  1,342         $   2,965        $  2,603
                                                                =========        ========         =========        ========

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                   Comprehensive
                                           Common Stock     Paid-In Capital   Retained Earnings    Income (Loss)         Total
                                         ---------------    ----------------  -----------------    -------------    -------------

Balances at December 31, 2003........    $            --     $            --    $       57,289     $        (239)   $      57,050

Impact of reorganization...............                                                   (150)                              (150)

Net income...........................                 --                  --             2,603                --            2,603
Net unrealized loss on securities
  available for sale, net of
  reclassification adjustment and tax
  effects............................                 --                  --                --            (1,565)          (1,565)
                                                                                                                    -------------

      Total comprehensive income.....                                                                                         888
                                          --------------     ---------------     -------------     -------------    -------------

Balances at June 30, 2004............    $            --     $            --    $       59,742            (1,804)          57,938
                                         ===============     ===============    ==============     =============    =============



Balances at December 31, 2004........    $            --     $            --    $       62,667     $        (412)   $      62,255


Net income...........................                 --                  --             2,965                --            2,965
Net unrealized loss on securities
  available for sale, net of
  reclassification adjustment and tax
  effects............................                 --                  --                --              (337)            (337)
                                                                                                                    -------------

      Total comprehensive income.....                                                                                       2,628
                                          --------------     ---------------    --------------     -------------    -------------


Balances at June 30, 2005............    $          --       $            --    $       65,632     $        (749)   $      64,883
                                         ===============     ===============    ==============     =============    =============

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                            Six Months Ended
                                                                   ----------------------------------
                                                                                June 30,
                                                                   ----------------------------------
                                                                         2005              2004
                                                                   -----------------  ---------------
Cash flows from operating activities:

  Net income....................................................  $     2,965         $    2,603
  Adjustments  to  reconcile  net income to net cash  provided by operating activities:
     Provision for loan losses..................................          550                225
     Provision (credit) for other real estate owned.............          (18)               (52)
     Depreciation and amortization..............................          311                323
     Deferred income tax expense (benefit)......................          (36)              (230)
     Amortization of premiums and discounts.....................         (226)              (625)
     Net gain on sale of available for sale securities..........           --               (112)
     Gain on sale of loans......................................           --                (10)
     Gain on sale of property and equipment.....................           (4)                --
     Increase in Bank-owned life insurance......................         (162)              (150)
     (Increase) decrease in accrued interest receivable.........         (593)               106
     (Increase) decrease in other assets, net...................         (206)               379
     Increase (decrease) in accrued expenses and other
        liabilities.............................................         (368)              (482)
                                                                   -----------         ----------
       Net cash provided by operating activities................        2,213              1,975

Cash flows from investing activities:
  Purchases of securities available for sale....................      (77,613)           (32,224)
  Purchases of securities held to maturity......................         (909)                --
  Proceeds from sales,  maturities  and  principal  repayments of
    securities available for sale...............................       18,974             49,456
  Proceeds   from   maturities   and   principal   repayments  of
    securities to be held to maturity...........................           25                 28
  Purchases of Federal Home Loan Bank of Boston stock...........         (154)            (1,936)
  Proceeds from sales of other real estate owned................           --                  8
  Net loan originations and principal collections...............      (19,393)           (45,262)
  Proceeds from sales of loans..................................           --              4,794
  Purchases of property and equipment...........................         (362)               (51)
  Proceeds from sale of property and equipment..................           16                 --
                                                                   -----------         ----------
       Net cash used in investing activities....................      (79,416)           (25,187)

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - Continued
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                           Six Months Ended
                                                                                June 30,
                                                                   ---------------------------------
                                                                        2005               2004
                                                                   --------------     --------------

Cash flows from financing activities:
  Net increase in deposits......................................   $       41,313     $        8,216
  Proceeds of stock subscription orders.........................          116,547                 --
  Net increase  in repurchase agreements........................            3,653               (479)
  Net increase in escrow funds held for borrowers...............              (29)              (207)
  Proceeds of FHLBB advances....................................           44,626            175,980
  Repayments of FHLBB advances..................................          (27,691)          (162,118)
  Deferred stock offering costs.................................             (914)                --
  Impact of reorganization......................................               --               (150)
                                                                   --------------     --------------

       Net cash provided by financing activities................          177,505             21,242
                                                                   --------------     --------------

Increase in cash and cash equivalents...........................          100,302             (1,971)

Cash and cash equivalents at beginning of year..................           23,233             16,144
                                                                   --------------     --------------
Cash and cash equivalents at end of  period.....................   $      123,535     $       14,173
                                                                   ==============     ==============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash paid during the period:
Interest on deposits and other borrowings.......................   $        7,179     $        5,863
Income taxes - net..............................................            2,027                343


UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
Dollars in Thousands (except per share amounts)
--------------------------------------------------------------------------------

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company's financial condition as of June 30, 2005 and the results of operations for the three months and six months ended June 30, 2005 and 2004. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004 included in the Company's filing on Form S-1.

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

Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

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

In December 2004, the Board of Directors of United Mutual Holding Company adopted a plan pursuant to which United Financial Bancorp, Inc. intends to sell up to 49% of its common stock to eligible Bank depositors and, if necessary, to the general public. The Company's Form S-1, including the prospectus distributed to interested parties, was declared effective by the Securities and Exchange Commission on May 16, 2005. The Company's solicitation of subscriptions of its initial public offering (IPO) ended on June 20, 2005. The Company received subscription orders of approximately $135,155, of which $116,547 was in cash. As of June 30, 2005, the Company has deferred offering costs in connection with this IPO of $914. These costs will be deducted from the proceeds upon the sale and issuance of the common stock.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2005
--------------------------------------------------------------------------------


NOTE B - REORGANIZATION AND CHANGE IN CORPORATE FORM - Continued

As part of the IPO, the Company intends to issue shares of common stock equal to 4.5% of the number of shares of common stock sold in the offering to a newly formed charitable foundation to further support its ongoing commitment to the community. In addition, the Bank's Board of Directors has adopted an Employee Stock Ownership Plan (the "ESOP") which will purchase 8% of the common stock sold in connection with the offering and issued to the charitable foundation. In early July 2005, the Company received regulatory approval to sell $76,700 in common stock. See note F.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the six months ended June:


                                                                                  2005             2004
                                                                             --------------   --------------
Change in unrealized holding (losses) gains on available for sale
securities.......................................................            $        (556)   $      (2,694)
Reclassification adjustment for gains realized in income.........                        --            (112)
                                                                             --------------   --------------
Net unrealized (losses) gains....................................                     (556)          (2,582)


Tax effect.......................................................                     (219)          (1,017)
                                                                             --------------   --------------
Other Comprehensive income (loss)                                            $        (337)   $      (1,565)
                                                                             ==============   ==============

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2005
--------------------------------------------------------------------------------

NOTE D - LOANS

The components of loans are as follows at June 30, 2005 and December 31, 2004:

                                                                          June 30,        December 31,
                                                                            2005             2004
                                                                      --------------   ----------------

Real estate- Residential (1-4 Family)...........................      $      353,124   $        330,834
           - Commercial.........................................             137,476            137,787
Construction....................................................              29,564             29,836
Commercial and industrial.......................................              53,402             56,291
Consumer........................................................              19,709             19,322
                                                                      --------------    ---------------
                                                                             593,275            574,070
                                                                      ==============    ===============
Other Items:
Net deferred loan costs.........................................               1,043                923
Allowance for loan losses.......................................              (6,214)            (5,750)
                                                                      --------------   ----------------
                                                                      $      588,104   $        569,243
                                                                      ==============   ================

Nonaccrual loans amounted to approximately $2,875 and $3,784 at June 30, 2005 and December 31, 2004, respectively.

NOTE E - DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2005 and December 31, 2004:

                                                         June 30,         December 31,
                                                           2005               2004
                                                     ----------------  ------------------
Type
----
Demand...........................................    $         89,167  $           86,246
NOW..............................................              47,204              39,917
Regular Savings..................................              99,640              94,586
Money Market.....................................             137,916             139,754
Retirement.......................................              52,369              48,496
Term Certificates................................             228,689             204,673
                                                     ----------------  ------------------
                                                     $        654,985  $          613,672
                                                     ================  ==================

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2005
--------------------------------------------------------------------------------

NOTE F - SUBSEQUENT EVENTS

On July 12, 2005, the Company completed its IPO of stock, accepting orders for 7,672,153 shares of common stock at a purchase price of $10.00 per share, representing 44.6% of the Company's outstanding shares. Of this amount, 641,300 shares were purchased by the Company's newly-formed ESOP which was financed by a loan from the Company. The remaining 55.4% of the Company's shares are held by United Mutual Holding Company (53.4%) and the United Charitable Foundation (2.0%). The completion of the IPO resulted in an increase in the Company's stockholders' equity of $68,409.

As noted above, the Company issued to its newly-formed charitable foundation in July 2005 IPO shares with a value of $3,441 and cash of $150 in connection with this transaction. These amounts will be recognized as expenses in the quarter ending September 30, 2005.

         Also as noted above, the Company has formed an ESOP, which purchased 641,300 shares in the IPO financed by a loan from the Company. The loan calls for equal annual payments of principal and interest over the next 20 years with the first payment due in December 2005. Based on the terms of the loan, 32,065 shares would be allocated to participants in 2005 and, accordingly, compensation expense shall be recognized ratably during the remainder of the year based on the market value of the shares as they are committed to be released. Assuming that the per share cost of $10 was equal to market value, the Company would recognize related compensation expense of $321 during the second half of 2005. The actual amount of expense to be recognized would vary based on changes in the market value of the Company's stock with each change of $1.00 per share resulting in a change of $32 in compensation expense.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

         Total assets increased $180.7 million, or 23.4%, to $952.7 million at June 30, 2005 from $772.0 million at December 31, 2004. The increase reflected growth of $58.5 million in securities available for sale and $96.4 million in cash received from stock subscriptions which was invested in short term deposits. The growth in assets was funded by $116.5 million in subscription orders in the IPO, $41.3 million increase in deposits and $16.9 million in Federal Home Loan Bank advances.

         Net loans increased to $588.1 million at June 30, 2005 from $569.2 million at December 31, 2004. One- to four-family residential mortgage loans increased $22.3 million, or 6.7%, to $353.1 million at June 30, 2005 from $330.8 million at December 31, 2004, reflecting continued demand in our primary market area for residential mortgage loans.

         Commercial real estate loans decreased $311,000, or 0.2%, while commercial and industrial loans decreased $2.9 million, or 5.1%. The decrease in these loans was primarily the result of a payoff of a large participation loan. Construction loans decreased $272,000, or 0.9%, to $29.6 million at June 30, 2005, reflecting completion of construction projects.

         Securities available for sale increased $58.5 million, or 38.4%, to $210.9 million at June 30, 2005 from $152.3 million at December 31, 2004. The investments purchased were mortgage-backed securities and short term agency securities which reflect the ongoing philosophy of the Company's investing strategies.

         Total cash and cash equivalents increased $100.3 million, or 431.7%, to $123.5 million at June 30, 2005 from $23.2 million at December 31, 2004, reflecting the collection of subscription orders in connection with the Company's IPO.

         Total deposits increased $41.3 million, or 6.7%, to $655.0 million at June 30, 2005 from $613.7 million at December 31, 2004. The increase was a result of growth in certificate of deposit accounts of $24.0 million, retirement accounts of $3.9 million and core accounts of $13.4 million. Federal Home Loan Bank advances increased $16.9 million, or 19.5%, to $103.6 million at June 30,

2005 from $86.7 million at December 31, 2004. The increase in advances reflected the funding of a leveraged securities transaction. Repurchase agreements increased to $8.0 million at June 30, 2005 from $4.3 million at December 31, 2004, reflecting routine fluctuations in these overnight accounts.

         Total stockholder's equity increased $2.6 million, or 4.2%, to $64.9 million at June 30, 2005 from $62.3 million at December 31, 2004. This increase reflected net income of $3.0 million for the six months ended June 30, 2005 partially offset by an increase in the accumulated other comprehensive loss of $337,000 caused by an increase in intermediate-term interest rates in the debt securities markets.

Rate/Volume Analysis

         The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.


                                        Three Months Ended June 30,            Six Months Ended June 30,
                                               2005 vs. 2004                         2005 vs. 2004
                                     ---------------------------------    -----------------------------------
                                      Increase (Decrease) Due              Increase (Decrease) Due
                                                  to                                       to
                                     ------------------------             ------------------------
                                       Volume       Rate         Net         Volume        Rate         Net
                                     ---------  ----------   ---------    ----------   ---------  -----------
                                                                  (In thousands)
Interest-earning assets:
   Loans........................     $     770  $      451   $   1,221    $    1,748   $     504  $     2,252
   Investment securities........            94         292         386          (194)        267           73
   Other interest-earning assets           115        (239)       (124)          182        (206)         (24)
                                     ---------  ----------   ---------    ----------   ---------  -----------

     Total interest-earning
       assets...................           979         504       1,483         1,736         565        2,301
                                     ---------  ----------   ---------    ----------   ---------  -----------

Interest-bearing liabilities:
   Savings accounts.............             7          (1)          6            15          (4)          11

   Money market/NOW accounts....           (18)        271         253           (21)        436          415
   Certificates of deposit......           227         221         448           352         274          626
                                     ---------  ----------   ---------    ----------   ---------  -----------
     Total interest-bearing
       deposits.................           216         491         707           346         706        1,052

   FHLB Advances................           109          50         159           160          89          249
   Other interest-bearing
     liabilities................            21          (3)         18            22          (4)          18
                                     ---------  ----------   ---------    ----------   ---------  -----------

     Total interest-bearing
       liabilities..............           344         539         884           528         791        1,319
                                     ---------  ----------   ---------    ----------   ---------  -----------
Change in net interest income...     $     635  $      (36)  $     599    $    1,208   $    (226) $       982
                                     =========  ==========   =========    ==========   =========  ===========


Comparison of Operating Results for the Three Months Ended June 30, 2005
and 2004

         Net Income. Net income increased $257,000, or 19.2%, to $1.6 million for the three months ended June 30, 2005 from $1.3 million for the three months ended June 30, 2004. The increase primarily resulted from increased net interest income and noninterest income, partially offset by a higher provision for loan losses and higher noninterest expense.

         Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $599,000, or 10.0%, to $6.6 million for the three months ended June 30, 2005. The increase reflected a $76.0 million, or 10.5%, increase in the average balance of total interest earning assets to $802.9 million for the three months ended June 30, 2005, which more than offset a 13 basis point decrease in our interest rate spread to 2.87% from 3.00%.

         Interest Income. Interest income increased $1.5 million, or 16.6%, to $10.4 million for the three months ended June 30, 2005 from $8.9 million for the prior year period. The increase resulted from a $76.0 million, or 10.5%, increase in the average balance of total interest-earning assets, as well as a 28 basis point increase in the average yield on such assets to 5.18% for the three months ended June 30, 2005 from 4.90% for the prior year period. Interest income attributable to loans increased $1.2 million, or 17.0%, to $8.4 million for the three months ended June 30, 2005 from $7.2 million for the prior year period. The increase in interest earned on loans was due to a $54.3 million, or 10.3%, increase in the average balance of loans, coupled with a 33 basis point increase in the yield earned on such loans to 5.80% from 5.47%, as the continued low market interest rate environment combined with strong demand for residential financing in our primary market area resulted in our loan originations more than offsetting loan prepayments. Interest earned on investment securities, including mortgage-backed securities, increased $386,000, or 26.2%, to $1.9 million for the three months ended June 30, 2005, from $1.5 million for the prior year period. The increase reflected the higher average balance in such securities of $11.4 million and an increase in the average yield of 59 basis points.

         Interest Expense. Interest expense increased $884,000, or 30.1%, to $3.8 million for the three months ended June 30, 2005 from $2.9 million for the prior year period. The increase in interest expense was due to a $44.6 million, or 7.2%, increase in the average balance of interest-bearing liabilities to $661.8 million for the three months ended June 30, 2005 from $617.2 million for the prior year period, coupled with the increase in the average cost of such liabilities to 2.31% for the three months ended June 30, 2005 from 1.90% for the prior year period. The interest paid on deposits increased by $707,000, or 32.2%, reflecting an increase in the average cost of such deposits to 2.08% from 1.66%, while the average balance of such deposits increased by $29.0 million, or 5.5%. The interest paid on savings accounts, money market and NOW accounts, and certificates of deposit all increased. Interest paid on Federal Home Loan Bank advances and repurchase agreements increased by $177,000, or 23.9%, reflecting an increase in the average balance of such accounts to $105.1 million for the three months ended June 30, 2005 from $89.5 million for the prior year period, coupled with an increase in the average cost of such advances to 3.49% from 3.31%.

         Provision for Loan Losses. The provision for loan losses was $275,000 for the three months ended June 30, 2005 as compared to $113,000 for the three months ended June 30, 2004. The increase in the provision was due to an increase in our loan portfolio of commercial real estate loans and commercial and industrial loans, and higher adversely classified loans and higher nonperforming loans in 2005 as compared to 2004.

         Nonaccrual loans as of June 30, 2005 amounted to $2.9 million, an increase of $500,000, or 20.8% over nonaccrual balances of $2.4 million at June 30, 2004. Of the June 30, 2005 amount, $1.8 million was due to two delinquent credits, both of which were collateralized by either residential real estate, commercial real estate or non-real estate assets. We expect that the collateral for these loans as well as the implementation of our normal collection procedures will result in a resolution of these delinquencies without loss to the Company. The allowance for loan losses was $6.2 million, or 1.05% of loans outstanding on June 30, 2005.

         Noninterest Income. Noninterest income increased $88,000, or 7.5%, to $1.3 million for the three months ended June 30, 2005. Fee income on depositors' accounts increased $116,000 to $1.0 million for the three months ended June 30, 2005, reflecting growth in deposits to $655.0 million at June 30, 2005.

         Noninterest Expense. Noninterest expense increased 2.0% to $4.9 million for the three months ended June 30, 2005 from $4.8 million for the prior year period. The increase reflected salary and employee benefits increases as well as increased staffing, which was partially offset by higher expenses in the 2004 period related to the conversion of United Bank to a federal charter.

         Income Tax Expense. Income tax expense increased to $1.1 million for the three months ended June 30, 2005 from $893,000 for the prior year. The effective tax rate was 39.9% and 40.0% for the three months ended June, 2005 and 2004, respectively.


Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

        Net Income. Net income increased $362,000, or 13.9%, to $3.0 million for the six months ended June 30, 2005 from $2.6 million for the six months ended June 30, 2004. The increase in net income reflected an increase in net interest income, which more than offset increased non-interest expense.

         Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $982,000, or 8.2%, to $13.0 million for the six months ended June 30, 2005. The increase reflected a $62.1 million, or 8.6%, increase in the average balance of total interest earning assets to $781.0 million for the six months ended June 30, 2005, which more than offset a 10 basis point decrease in our interest rate spread to 2.95% from 3.05%.

         Interest Income. Interest income increased $2.3 million, or 12.9%, to $20.2 million for the six months ended June 30, 2005 from $17.9 million for the prior year period. The increase resulted from a $62.1 million, or 8.6%, increase in the average balance of total interest-earning assets, as well as a 19 basis point increase in the average yield on such assets to 5.16% for the six months ended June 30, 2005 from 4.97% for the prior year period. Interest income attributable to loans increased $2.2 million, or 15.8%, to $16.5 million for the six months ended June 30, 2005 from $14.3 million for the prior year period. The increase in interest earned on loans was due to a $61.5 million, or 11.9%, increase in the average balance of loans, coupled with a 19 basis point increase in the yield earned on such loans to 5.72% from 5.53%. Interest earned on investment securities, including mortgage-backed securities, increased $73,000, or 2.2%, to $3.4 million for the six months ended June 30, 2005, from $3.3 million for the prior year period. The increase reflected a lower average balance in such securities of $10.9 million partially offset by an increase in the average yield of 29 basis points.

          Provision for Loan Losses. The provision for loan losses was $550,000 for the six months ended June 30, 2005 as compared to $225,000 for the six months ended June 30, 2004. The increase in the provision was due to an increase in our loan portfolio of commercial real estate loans and commercial and industrial loans, and higher adversely classified loans and higher nonperforming loans in 2005 as compared to 2004.

          Nonaccrual loans as of June 30, 2005 amounted to $2.9 million, an increase of $500,000, or 20.8% over nonaccrual balances of $2.4 million at June 30, 2004. Of the June 30, 2005 amount, $1.8 million was due to two delinquent credits, both of which are collateralized by either residential real estate, commercial real estate or non-real estate assets. We expect that the collateral for these loans as well as the implementation of our normal collection procedures will result in a resolution of these delinquencies without loss to the Company. The allowance for loan losses was $6.2 million, or 1.05% of loans outstanding on June 30, 2005.

         Noninterest Income. Noninterest income increased $106,000, or 4.6%, to $2.4 million for the six months ended June 30, 2005. Fee income on depositors' accounts increased $231,000 to $1.9 million for the six months ended June 30, 2005, reflecting growth in deposits to $655.0 million at June 30, 2005, partially offset by lower securities gains of $112,000 in the current year period.

         Noninterest Expense. Noninterest expense increased 1.6% to $9.9 million for the six months ended June 30, 2005 from $9.8 million for the prior year period. The increase reflected salary and employee benefits increases as well as increased staffing, which was partially offset by higher expenses in the 2004 period related to the conversion of United Bank to a federal charter.

         Income Tax Expense. Income tax expense increased to $2.0 million for the six months ended June 30, 2005 from $1.7 million for the prior year. The effective tax rate was 39.9% and 39.8% for the six months ended June 2005 and 2004, respectively.

Liquidity, Market Risk, and Capital Resources

Market Risk

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

         The table below, sets forth, as of March 31, 2005, the latest data available, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.


                                                                               NPV as a Percentage of
                                                                            Present Value of Assets (3)
                                                Estimated Increase       ---------------------------------
                                                (Decrease) in NPV
         Change in Interest                 -------------------------                         Increase
            Rates (basis       Estimated                                   NPV Ratio        (Decrease)
             points) (1)        NPV (2)         Amount       Percent          (4)          (basis points)
         ------------------  ------------   ------------   ----------    -------------    ----------------
                                        (Dollars in thousands)

             +300             $    53,371   $   (39,595)         (43)%         6.90%           (438)
             +200                  66,758       (26,207)         (28)          8.45            (284)
             +100                  80,283       (12,683)         (14)          9.94            (134)
                0                  92,965            --           --          11.28              --
             -100                 101,848         8,882           10          12.17              89
             -200                 103,096        10,131           11          12.23              95

         ---------------------

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

         The table above indicates that at March 31, 2005, in the event of a 200 basis point decrease in interest rates, we would experience an 11% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 28% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

         The above results may change significantly as a result of our deployment of the proceeds of the IPO.

Liquidity

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

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. For the quarter ended June 30, 2005, our liquidity ratio averaged 43.46%. This higher than normal liquidity ratio reflects the receipt of approximately $116 million during the quarter ended June 30, 2005, in subscriptions to purchase common stock in connection with the Company's IPO. This ratio is expected to decrease significantly as the Company refunded $58.4 million of over subscriptions in July 2005. In addition, the Company expects to gradually invest proceeds from the IPO into longer-term interest-earning assets in future periods, thereby reducing the liquidity ratio.

Capital Resources

         United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, United Bank exceeded all regulatory capital requirements. United Bank is considered "well capitalized" under regulatory guidelines.

                                                                             For Capital              To Be Well Capitalized Under
                                              Actual                      Adequacy Purposes               Regulatory Framework
                                  -------------------------------   ------------------------------   ------------------------------
                                      Amount            Ratio           Amount           Ratio           Amount           Ratio
                                  --------------    -------------   --------------   -------------   --------------   -------------
As of June 30, 2005:

Risk-based capital............    $       71,796           12.4%    > $     46,180   >       8.0%    > $     57,725   >      10.0%
                                                                    -                -               -                -

Core capital..................            65,582            6.9%    >       38,150   >       4.0%    >       57,225   >       6.0%
                                                                    -                -               -                -

Tangible capital..............            65,582            6.9%    >       14,306   >       1.5%    >       47,687   >       5.0%
                                                                    -                -               -                -

As of December 31, 2004:

Risk-based capital............    $       68,285           12.8%    > $     42,879   >       8.0%    >  $    53,598   >      10.0%
                                                                    -                -               -                -

Core capital..................            62,535            8.1%    >       30,901   >       4.0%    >       46,351   >       6.0%
                                                                    -                -               -                -

Tangible capital..............            62,535            8.1%    >       11,622   >       1.5%    >       38,626   >       5.0%
                                                                    -                -               -                -

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

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings

         At June 30, 2005, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition or results of operations.

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


                                           United Financial Bancorp, Inc.


Date: August 04, 2005                 By:  /s/ Richard B. Collins
      ---------------                      -------------------------------------
                                           Richard B. Collins
                                           President and Chief Executive Officer


Date: August 04, 2005                 By:  /s/ Donald F. X. Lynch
      ---------------                      -------------------------------------
                                           Donald F.X. Lynch
                                           Executive Vice President and Chief
                                           Financial Officer