Form 10-Q
period 2005-09-30
United Financial Bancorp Inc
filed 2005-11-14
CIK 1319572

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| Transition report pursuant to section 13 or 15(d) of the securities Exchange Act of 1934

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

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate by check whether the Registrant is an accelerated filer. Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          Common stock, $0.01 par value
              17,205,995 shares outstanding as of November 14, 2005

--------------------------------------------------------------------------------

United Financial Bancorp, Inc.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I. FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (unaudited)..........................................      1

          Consolidated Statements of Condition
              September 30, 2005 and December 31, 2004 ...............................................      1

          Consolidated Statements of Earnings
              Three and nine months ended September 30, 2005 and 2004 ................................      2

          Consolidated Statements of  Stockholders' Equity
              Nine months ended September 30, 2005 and 2004...........................................      3

          Consolidated Statements of Cash Flows
              Nine months ended September 30, 2005 and 2004...........................................      4

          Notes to Unaudited Consolidated Financial Statements........................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................      9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................     16

     Item 4.  Controls and Procedures.................................................................     16

PART II. OTHER INFORMATION............................................................................     16

     Item 1.  Legal Proceedings.......................................................................     16

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................     16

     Item 3.  Defaults Upon Senior Securities.........................................................     16

     Item 4.  Submission of Matters to a Vote of Security Holders.....................................     16

     Item 5.  Other Information.......................................................................     16

     Item 6.  Exhibits................................................................................     17

SIGNATURES............................................................................................     18

              Exhibit 31.1      Certification of Chief Executive Officer Pursuant to Section 302 of
                                the Sarbanes-Oxley Act of 2002........................................     19

              Exhibit 31.2      Certification of Chief Financial Officer Pursuant to Section 302 of
                                the Sarbanes-Oxley Act of 2002........................................     20

              Exhibit 32.1      Statement of Chief Executive Officer Furnished Pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002.................................     21

              Exhibit 32.2      Statement of Chief Financial Officer Furnished Pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002.................................     22

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
                             (Dollars in thousands)
================================================================================

                                                                                                    September 30,      December 31,
                                                                                                        2005               2004
                                                                                                    -------------      ------------
ASSETS

Cash and due from banks ......................................................................      $     18,876       $     15,772
Interest bearing deposits ....................................................................             1,327              7,180
Liquidity and cash funds .....................................................................             2,619                281
                                                                                                    ------------       ------------
      Total cash and cash equivalents ........................................................            22,822             23,233

Securities available for sale, at market value ...............................................           232,479            152,329
Securities to be held to maturity, at amortized cost (fair value $3,371 in 2005 and
  $2,498 in 2004) ............................................................................             3,378              2,498
Loans, net of allowance for loan losses of $6,470 in 2005 and $5,750 in 2004 .................           610,330            569,243
Banking premises and equipment, net ..........................................................             8,165              7,671
Accrued interest receivable ..................................................................             4,035              2,862
Deferred tax asset ...........................................................................             3,285              1,551
Stock in the Federal Home Loan Bank of Boston ................................................             6,588              6,021
Bank-owned life insurance ....................................................................             5,948              5,705
Other assets .................................................................................             1,076                895
                                                                                                    ------------       ------------

      TOTAL ASSETS ...........................................................................      $    898,106       $    772,008
                                                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
  Interest bearing ...........................................................................      $    553,150       $    527,426
  Non-interest bearing .......................................................................            95,082             86,246
                                                                                                    ------------       ------------
      Total deposits .........................................................................           648,232            613,672
  Federal Home Loan Bank of Boston advances ..................................................           103,492             86,694
  Repurchase agreements ......................................................................             5,019              4,317
  Escrow funds held for borrowers ............................................................             1,149                954
  Accrued expenses and other liabilities .....................................................             4,388              4,116
                                                                                                    ------------       ------------
      Total liabilities ......................................................................           762,280            709,753

  Commitments and contingencies ..............................................................

Stockholders' equity:
  Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
    none issued ..............................................................................                --                 --
  Common stock, par value $0.01 per share, authorized 60,000,000 shares;
    17,205,995 shares issued in 2005 and 100 shares issued in 2004 ...........................               172                 --
  Paid-in capital ............................................................................            78,409                 --
  Unearned ESOP shares .......................................................................            (6,252)                --
  Retained earnings ..........................................................................            65,367             62,667
  Accumulated other comprehensive loss .......................................................            (1,870)              (412)
                                                                                                    ------------       ------------
      Total stockholders' equity .............................................................           135,826             62,255
                                                                                                    ------------       ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................      $    898,106       $    772,008
                                                                                                    ============       ============

            See notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
                             (Dollars in thousands)
================================================================================

                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30,                   September 30,
                                                                             -------------------------      ------------------------
                                                                                2005            2004           2005           2004
                                                                             ---------       ---------      ---------      ---------
Interest and dividend income:
  Loans ...............................................................      $   8,938       $   7,663      $  25,462      $  21,936
  Investments .........................................................          2,265           1,607          5,653          5,105
  Other interest-earning assets .......................................            376              66            632            161
                                                                             ---------       ---------      ---------      ---------
     Total interest and dividend income ...............................         11,579           9,336         31,747         27,202

Interest expense:
  Deposits ............................................................          3,224           2,205          8,705          6,635
  Short-term borrowings ...............................................            463               7            785            161
  Long-term debt ......................................................            613             845          1,999          2,129
                                                                             ---------       ---------      ---------      ---------
     Total interest expense ...........................................          4,300           3,057         11,489          8,925
                                                                             ---------       ---------      ---------      ---------

     Net interest income before provision for loan losses .............          7,279           6,279         20,258         18,277

Provision for loan losses .............................................            275             113            825            338
                                                                             ---------       ---------      ---------      ---------

     Net interest income after provision for loan losses ..............          7,004           6,166         19,433         17,939

Non-interest income:
  Fee income on depositors' accounts ..................................          1,092           1,015          3,000          2,692
  Gain on sale of loans ...............................................             --               1             --             11
  Net gain on sale of securities ......................................              3               5              3            117
  Income from bank-owned life insurance ...............................             81              75            243            225
  Other income ........................................................            165             161            522            533
                                                                             ---------       ---------      ---------      ---------
     Total non-interest income ........................................          1,341           1,257          3,768          3,578
                                                                             ---------       ---------      ---------      ---------

Non-interest expense:
  Salaries and benefits ...............................................          2,810           2,343          7,911          6,879
  Occupancy expenses ..................................................            349             322          1,088          1,170
  Marketing expenses ..................................................            239             254            919            873
  Data processing expenses ............................................            658             646          2,049          1,907
  Contributions and sponsorships ......................................          3,699              57          3,746            169
  Professional fees ...................................................            189             103            407            246
  Other expenses ......................................................            768             902          2,516          3,151
                                                                             ---------       ---------      ---------      ---------
     Total non-interest expense .......................................          8,712           4,627         18,636         14,395
                                                                             ---------       ---------      ---------      ---------

     Income (loss) before income taxes ................................           (367)          2,796          4,565          7,122

Income tax expense (benefit) ..........................................           (194)          1,129          1,772          2,852
                                                                             ---------       ---------      ---------      ---------

     NET INCOME (LOSS) ................................................      $    (173)      $   1,667      $   2,793      $   4,270
                                                                             =========       =========      =========      =========

Basic and Diluted Earnings per share                                                NM              NA             NM             NA

NM - Not meaningful
NA -  Not applicable

            See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                             (Dollars in thousands)
================================================================================

                                                                                                            Accumulated
                                                                                                               Other
                                                                    Paid-In     Unearned       Retained    Comprehensive
                                                    Common Stock    Capital    ESOP Shares     Earnings        (Loss)        Total
                                                    ------------   ---------   -----------     --------    -------------  ---------
Balances at December 31, 2003 ....................    $      --    $      --    $      --     $  57,289     $    (239)    $  57,050

Impact of reorganization .........................           --           --           --          (150)           --          (150)
Net income .......................................           --           --           --         4,270            --         4,270

Net unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and tax effects ...............................           --           --           --            --            49            49
                                                                                                                          ---------
        Total comprehensive income ...............                                                                            4,319
                                                      ---------    ---------    ---------     ---------     ---------     ---------

Balances at September 30, 2004 ...................    $      --    $      --    $      --     $  61,409     $    (190)    $  61,219
                                                      =========    =========    =========     =========     =========     =========

Balances at December 31, 2004 ....................    $      --    $      --    $      --     $  62,666     $    (412)    $  62,254

Net income .......................................           --           --           --         2,793            --         2,793


Net unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   and tax effects ...............................           --           --           --            --        (1,458)       (1,458)
                                                                                                                          ---------
        Total comprehensive income ...............                                                                            1,335
                                                                                                                          ---------

Issuance of common stock in initial public
   offering, net of expenses of $1,900 ...........           77       74,745           --            --            --        74,822
Issuance of common stock to MHC ..................           92           --           --           (92)           --            --
Issuance of common stock to United
   Charitable Foundation including
   additional tax benefit due to higher
   basis for tax purposes ........................            3        3,646           --            --            --         3,649
Shares purchased for ESOP ........................           --           --       (6,413)           --            --        (6,413)
ESOP shares committed to be released .............           --           18          161            --            --           179
                                                      ---------    ---------    ---------     ---------     ---------     ---------

Balances at September 30, 2005 ...................    $     172    $  78,409    $  (6,252)    $  65,367     $  (1,870)    $ 135,826
                                                      =========    =========    =========     =========     =========     =========

            See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                             (Dollars in thousands)
================================================================================

                                                                                          Nine Months Ended
                                                                                    -----------------------------
                                                                                             September 30,
                                                                                    -----------------------------
                                                                                       2005               2004
                                                                                    ----------         ----------
Cash flows from operating activities:
  Net income ...............................................................        $    2,793         $    4,270
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ............................................               825                338
      Stock contribution to United Charitable Foundation ...................             3,441                 --
      ESOP expense .........................................................               179                 --
      Amortization of premiums and discounts ...............................               364                858
      Provision (credit) for other real estate owned .......................               (18)               (52)
      Depreciation and amortization ........................................               483                485
      Deferred (prepaid) income tax expense ................................            (1,527)                 6
      Net gain on sale of available for sale securities ....................                (3)              (117)
      Gain on sale of loans ................................................                --                (11)
      Gain on sale of property and equipment ...............................                (4)                (2)
      Increase in Bank-owned life insurance ................................              (243)              (225)
      (Increase) decrease in accrued interest receivable ...................            (1,173)                53
      (Increase) decrease in other assets ..................................              (181)               469
      Increase in accrued expenses and other liabilities ...................               271                 37
                                                                                    ----------         ----------

         Net cash provided by operating activities .........................             5,207              6,109

Cash flows from investing activities:
  Purchases of securities available for sale ...............................          (117,761)           (45,011)
  Purchases of securities held to maturity .................................              (909)                --
  Proceeds from sales, maturities and principal repayments of
     securities  available for sale ........................................            35,798             73,620
  Proceeds from maturities and principal repayments of securities to
     be held to maturity ...................................................                25                 28
  Purchases of Federal Home Loan Bank of Boston stock ......................              (568)            (2,072)
  Proceeds from sales of other real estate owned ...........................                18                  8
  Decrease in Co-Operative Central Bank Deposit ............................                --              1,522
  Net loan originations and principal collections ..........................           (41,912)           (66,720)
  Proceeds from sales of loans .............................................                --              4,909
  Purchases of property and equipment ......................................              (989)              (114)
  Proceeds from sale of property and equipment .............................                16                 14
                                                                                    ----------         ----------

         Net cash used in investing activities .............................          (126,282)           (33,816)

--------------------------------------------------------------------------------

                  UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - Continued
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                             (Dollars in thousands)
================================================================================

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           ------------------------------
                                                                               2005               2004
                                                                           -----------        -----------
Cash flows from financing activities:
  Net increase in deposits .......................................         $    34,560        $    14,377
  Proceeds of stock subscription orders, net .....................              74,822                 --
  Net increase (decrease) in repurchase agreements ...............                 703               (162)
  Net increase in escrow funds held for borrowers ................                 195                101
  Proceeds of FHLBB advances .....................................             130,824            187,980
  Repayments of FHLBB advances ...................................            (114,027)          (166,100)
  Acquisition of common stock by ESOP ............................              (6,413)                --
  Impact of reorganization .......................................                  --               (150)
                                                                           -----------        -----------

         Net cash provided by financing activities ...............             120,664             36,046
                                                                           -----------        -----------

Increase (decrease) in cash and cash equivalents .................                (411)             8,339

Cash and cash equivalents at beginning of year ...................              23,233             16,144
                                                                           -----------        -----------

Cash and cash equivalents at end of period .......................         $    22,822        $    24,483
                                                                           ===========        ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash paid during the period:
Interest on deposits and other borrowings ........................         $    11,506        $     8,884
Income taxes - net ...............................................               1,943                343

            See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
Dollars in Thousands (except per share amounts)
================================================================================

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary, United Bank. The consolidated financial statements also include the accounts of United Bank's wholly-owned subsidiary, UCB Securities, Inc., which is engaged in buying, selling and holding investment securities. These entities are collectively referred to herein as "the Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company's financial condition as of September 30, 2005 and the results of operations for the three months and nine months ended September 30, 2005 and 2004. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2004 included in the Company's Registration Statement on Form S-1 (File No. 333-123371).

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

In December 2004, the Board of Directors of United Mutual Holding Company adopted a plan pursuant to which United Financial Bancorp, Inc. intended to sell up to 49% of its common stock to eligible Bank depositors and, if necessary, to the general public. The Company's initial public offering concluded on July 11, 2005 after the receipt of regulatory approval. The Company raised $74,822 in the offering, selling 7.5 million shares of common stock at $10 per share. This represented 44.6% of the stock issued. In addition, 344,100 shares or 2.0% of the shares outstanding were contributed to the newly formed United Charitable Foundation ("the Foundation") to further support its ongoing commitment to the community. United Mutual Holding Company holds the remaining 53.4% of the outstanding shares.

--------------------------------------------------------------------------------

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2005
================================================================================

NOTE B - REORGANIZATION AND CHANGE IN CORPORATE FORM - Continued

The Company established the Foundation in connection with the reorganization and funded it with 344,100 shares of the Company's common stock. This contribution resulted in the recognition of expense equal to $3,441 based on the offering price of $10 per share. The Company expects to realize an additional tax benefit of $208 that was recorded as an increase to stockholders' equity because the basis for the contribution for tax purposes was based on the trading price of Company stock on its first day of trading.

In addition, the Bank's Board of Directors adopted an Employee Stock Ownership Plan (the "ESOP") which purchased 8% of the common stock sold in connection with the offering and issued to the charitable foundation. The ESOP purchased 641,300 shares in the initial public offering financed by a loan from the Company. The loan calls for equal annual payments of principal and interest over the next 20 years with the first payment due in December 2005. Based on the terms of the loan, 32,065 shares would be allocated to participants in 2005. Compensation expense shall be recognized ratably during the remainder of the year based on the market value of the shares as they are committed to be released. Assuming that the per share cost of $10 was equal to market value, the Company would recognize related compensation expense of $161 during the fourth quarter of 2005. The actual amount of expense to be recognized would vary based on changes in the market value of the Company's stock with each change of $1.00 per share resulting in a change of $32 in compensation expense. Due to the completion of the IPO on July 11, 2005, earnings per share data for the periods ended September 30, 2005 are not considered meaningful and are not shown.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the nine months ended September 30:

                                                                           2005          2004
                                                                       ----------     ----------
Unrealized holding (losses) gains arising during the period .....      $   (2,394)    $      199
Reclassification adjustment for gains realized in income ........              (3)          (117)
                                                                       ----------     ----------
Net unrealized (losses) gains ...................................          (2,397)            82

Tax effect ......................................................            (939)            33
                                                                       ----------     ----------
Other comprehensive income (loss) ...............................      $   (1,458)    $       49
                                                                       ==========     ==========

--------------------------------------------------------------------------------

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2005
================================================================================

NOTE D - LOANS

The components of loans are as follows at September 30, 2005 and December 31, 2004:

                                                  September 30,     December 31,
                                                      2005              2004
                                                  -------------     ------------

Real estate - Residential (1-4 Family) ....       $   361,209       $   330,834
            - Commercial ..................           140,927           137,787
Construction ..............................            33,239            29,836
Commercial and industrial .................            57,005            56,291
Consumer ..................................            23,345            19,322
                                                  -----------       -----------
                                                      615,725           574,070
Other Items:
Net deferred loan costs ...................             1,075               923
Allowance for loan losses .................            (6,470)           (5,750)
                                                  -----------       -----------
                                                  $   610,330       $   569,243
                                                  ===========       ===========

Nonaccrual loans amounted to approximately $2,627 and $3,784 at September 30, 2005 and December 31, 2004, respectively.

NOTE E - DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2005 and December 31, 2004:

                                                 September 30,    December 31,
                                                      2005             2004
                                                 -------------    ------------
Type
----
Demand .....................................      $   95,082      $   86,246
NOW ........................................          43,062          39,917
Regular Savings ............................          92,264          94,586
Money Market ...............................         143,998         139,754
Retirement .................................          52,200          48,496
Term Certificates ..........................         221,626         204,673
                                                  ----------      ----------
                                                  $  648,232      $  613,672
                                                  ==========      ==========

--------------------------------------------------------------------------------

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

      Total assets increased $126.1 million, or 16.3%, to $898.1 million at September 30, 2005 from $772.0 million at December 31, 2004. The increase reflected growth of $80.1 million in securities available for sale and $41.1 million in net loans. The growth in assets was funded by $73.6 million increase in total stockholders' equity as a result of the IPO, $34.6 million increase in deposits and $16.8 million in Federal Home Loan Bank advances.

      Net loans increased to $610.3 million at September 30, 2005 from $569.2 million at December 31, 2004. One- to four-family residential mortgage loans increased $30.4 million, or 9.2%, to $361.2 million at September 30, 2005 from $330.8 million at December 31, 2004, reflecting continued demand in our primary market area for residential mortgage loans and the Company's practice of originating such loans for portfolio.

      Commercial real estate loans increased $3.1 million, or 2.3%, while commercial and industrial loans increased $714,000, or 1.3%. The modest increases in these loans was net of the payoff of a large participation loan. Construction loans increased $3.4 million, or 11.4%, to $33.2 million at September 30, 2005, reflecting the start-up of several new construction projects.

      Securities available for sale increased $80.1 million, or 52.6%, to $232.5 million at September 30, 2005 from $152.3 million at December 31, 2004. The investments purchased were mostly mortgage-backed and short term agency securities. This significant growth and the relative increase in shorter-term securities resulted largely from the July 2005 completion of the Company's IPO which raised $68.4 in investable funds.

      Total deposits increased $34.6 million, or 5.6%, to $648.2 million at September 30, 2005 from $613.7 million at December 31, 2004. The increase was a result of growth in certificate of deposit accounts of $17.0 million, retirement accounts of $3.7 million and core accounts of $13.9 million. Federal Home Loan Bank advances increased $16.8 million, or 19.4%, to $103.5 million at September 30, 2005 from $86.7 million at December 31, 2004. The increase in advances reflected the match-funding of longer-term fixed rate residential loans. Repurchase agreements increased to $5.0 million at September 30, 2005 from $4.3 million at December 31, 2004, reflecting routine fluctuations in these overnight accounts.

--------------------------------------------------------------------------------

      Total stockholders' equity increased $73.6 million or 118.2%, to $135.8 million at September 30, 2005 from $62.3 million at December 31, 2004. This increase reflected the proceeds received from the IPO and net income of $2.8 million for the nine months ended September 30, 2005 partially offset by an increase in the accumulated other comprehensive loss of $1.5 million caused by an increase in intermediate-term interest rates in the debt securities markets. Management does not consider the increase in other comprehensive loss to be other than temporary.

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

                                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                                    2005 vs. 2004                            2005 vs. 2004
                                                        -----------------------------------    -------------------------------------
                                                        Increase (Decrease) Due                Increase (Decrease) Due
                                                                   to                                      to
                                                        -----------------------                -----------------------
                                                         Volume         Rate          Net        Volume          Rate          Net
                                                        -------       -------       -------    ---------       -------       -------
                                                                                      (In thousands)
Interest-earning assets:
   Loans .........................................      $   774       $   501       $ 1,275      $ 2,526       $ 1,000       $ 3,526
   Investment securities .........................          590            68           658          140           408           548
   Other interest-earning assets .................          106           204           310          245           226           471
                                                        -------       -------       -------      -------       -------       -------

      Total interest-earning assets ..............        1,470           773         2,243        2,912         1,633         4,545
                                                        -------       -------       -------      -------       -------       -------

Interest-bearing liabilities:
   Savings accounts ..............................           (7)           13             6            8             8            16
   Money market/NOW accounts .....................          (22)          459           437          (43)          895           852
   Certificates of deposit .......................          245           331           576          597           605         1,202
                                                        -------       -------       -------      -------       -------       -------
      Total interest-bearing deposits ............          216           803         1,019          562         1,508         2,070

   FHLB Advances .................................          123            82           205          283           174           457
   Other interest-bearing liabilities ............           21            (2)           19           43            (6)           37
                                                        -------       -------       -------      -------       -------       -------

      Total interest-bearing liabilities .........          360           883         1,243          888         1,676         2,564
                                                        -------       -------       -------      -------       -------       -------
Change in net interest income ....................      $ 1,110       $  (110)      $ 1,000      $ 2,023       $   (42)      $ 1,981
                                                        =======       =======       =======      =======       =======       =======

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

      Net Income (Loss). The Company's net loss for the three months ended September 30, 2005 amounted to $173,000. The Company recorded an after-tax expense of $2.2 million to establish and fund the new United Charitable Foundation. Excluding this charge, net income would have been $2.0 million for the quarter compared to $1.7 million for the three-month period ended September 30, 2004.

      Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $1.0 million, or 15.9%, to $7.3 million for the three months ended September 30, 2005. The increase reflected a $130.2 million, or 17.6%, increase in the average balance of total interest-earning assets to $871.4 million with an increase in average rate to 5.32% from 5.04%, which more than offset a $38.2 million or 6.1% increase in the average balance

--------------------------------------------------------------------------------

of total interest-bearing liabilities whose average rate rose to 2.59% from 1.96% for the same period. The increase in average interest-earning assets as compared to average interest-bearing liabilities was primarily due to the capital raised in the Company's IPO.

      Interest Income. Interest income increased $2.2 million, or 24.0%, to $11.6 million for the three months ended September 30, 2005 from $9.3 million for the prior year period. The increase resulted from a $130.2 million, or 17.6%, increase in the average balance of total interest-earning assets, as well as a 28 basis point increase in the average yield on such assets to 5.32% for the three months ended September 30, 2005 from 5.04% for the prior year period. Interest income attributable to loans increased $1.3 million, or 16.6%, to $8.9 million for the three months ended September 30, 2005 from $7.7 million for the prior year period. The increase in interest earned on loans was due to a $53.7 million, or 9.7%, increase in the average balance of loans, coupled with a 31 basis point increase in the yield earned on such loans to 5.82% from 5.51%, as the continued demand for residential financing in our primary market area resulted in our loan originations more than offsetting loan prepayments and normal amortization. Interest earned on investment securities and other interest-earning assets, including mortgage-backed securities, increased $968,000, or 58.0%, to $2.6 million for the three months ended September 30, 2005, from $1.7 million for the prior year period. The increase reflected the higher average balance in such assets of $76.5 million derived primarily from the IPO proceeds and an increase in the average yield of 40 basis points.

      Interest Expense. Interest expense increased $1.2 million, or 40.7%, to $4.3 million for the three months ended September 30, 2005 from $3.1 million for the prior year period. The increase in interest expense was due to a $38.2 million, or 6.1%, increase in the average balance of interest-bearing liabilities to $663.4 million for the three months ended September 30, 2005 from $625.2 million for the prior year period, coupled with the increase in the average cost of such liabilities to 2.59% for the three months ended September 30, 2005 from 1.96% for the prior year period. The interest paid on deposits increased by $1.0 million, or 46.2%, reflecting an increase in the average cost of such deposits to 2.34% from 1.67%, while the average balance of such deposits increased by $22.3 million, or 4.2%. The interest paid on savings accounts, money market and NOW accounts, and certificates of deposit all increased. Interest paid on Federal Home Loan Bank advances and repurchase agreements increased by $224,000, or 26.3%, reflecting an increase in the average balance of such accounts to $112.5 million for the three months ended September 30, 2005 from $96.6 million for the prior year period, coupled with an increase in the average cost of such debt to 3.81% from 3.45%. The increase in the average cost of liabilities reflected the series of interest rate increases initiated by the Federal Reserve Board beginning in June 2004 and which continued through the current period.

      Provision for Loan Losses. The provision for loan losses was $275,000 for the three months ended September 30, 2005 as compared to $113,000 for the three months ended September 30, 2004. While the Company's loan quality, measured principally by delinquency rates, charge-offs and in loan classifications, continues to be outstanding, the shift of the mix of the portfolio in recent years toward commercial loans indicated the need for the increase in the allowance for loan losses in 2005 as measured by the Company's reserve methodology. The allowance for loan losses was $6.5 million, or 1.05% of loans outstanding on September 30, 2005.

      Noninterest Income. Noninterest income increased $84,000, or 6.7% and amounted to $1.3 million for the three months ended September 30, 2005. Fee income on depositors' accounts increased $77,000 to $1.1 million for the three months ended September 30, 2005, reflecting growth in the number of deposit accounts.

      Noninterest Expense. Noninterest expense increased 88.3% to $8.7 million for the three months ended September 30, 2005 from $4.6 million for the prior year period. This was an increase of $4.1 million, of which $3.6 million was a result of the establishment and funding of the United Charitable Foundation. The remainder of the increase of $494,000 occurred in salary and benefit increases as well as

--------------------------------------------------------------------------------

increased staffing, which was partially offset by higher expenses in the 2004 period related to the conversion of United Bank to a federal charter.

      Income Tax Expense (Benefit). The Company recognized an income tax benefit in the amount of $194,000 for the three months ended September 30, 2005 as a result of an operating loss of $367,000. Income tax expense for the three months ended September 30, 2004 was $1.1 million. Federal and state income tax regulations generally provide that deductions for charitable contributions are limited to 10% of taxable income and that contributions that exceed that limit may be carried forward into the subsequent five tax periods. The Company believes that it is more likely than not that it will have sufficient taxable income in the next five tax periods to allow it to fully deduct the contributions which it expensed in the quarter ended September 30, 2005 and, as such, has recognized a deferred tax asset for these future deductions.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

      Net Income. Net income for the nine-month period ended September 30, 2005 amounted to $2.8 million. Excluding the charge to establish and fund the United Charitable Foundation, net income would have been $5.0 million compared to $4.3 million for the nine months ended September 30, 2004.

      Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.0 million, or 10.8%, to $20.3 million for the nine months ended September 30, 2005. The increase reflected a $76.9 million, or 10.6%, increase in the average balance of total interest earning assets to $803.5 million for the nine months ended September 30, 2005, which more than offset a 12 basis point decrease in our interest rate spread to 2.94% from 3.06%.

      Interest Income. Interest income increased $4.5 million, or 16.7%, to $31.7 million for the nine months ended September 30, 2005 from $27.2 million for the prior year period. The increase resulted from a $76.9 million, or 10.6%, increase in the average balance of total interest-earning assets, as well as a 28 basis point increase in the average yield on such assets to 5.27% for the nine months ended September 30, 2005 from 4.99% for the prior year period. Interest income attributable to loans increased $3.5 million, or 16.1%, to $25.5 million for the nine months ended September 30, 2005 from $21.9 million for the prior year period. The increase in interest earned on loans was due to a $58.9 million, or 11.2%, increase in the average balance of loans, coupled with a 24 basis point increase in the yield earned on such loans to 5.78% from 5.54%. Interest earned on investment securities and other interest-earning assets, including mortgage-backed securities, increased $1.0 million, or 19.4%, to $6.3 million for the nine months ended September 30, 2005, from $5.3 million for the prior year period. The increase reflected a higher average balance in such assets of $18.0 million, and an increase in the average yield of 33 basis points.

      Interest Expense. Interest expense increased $2.6 million, or 28.7%, to $11.5 million for the nine months ended September 30, 2005 from $8.9 million for the prior year period. The increase in interest expense was due to a $37.1 million, or 6.0%, increase in the average balance of interest-bearing liabilities to $654.0 million for the nine months ended September 30, 2005 from $616.9 million for the prior year period, coupled with the increase in the average cost of such liabilities to 2.33% for the nine months ended September 30, 2005 from 1.93% for the prior year period. The interest paid on deposits increased by $2.1 million, or 31.2%, reflecting an increase in the average cost of such deposits to 2.10% from 1.68%, while the average balance of such deposits increased by $24.4 million, or 4.6%. The interest paid on savings accounts, money market and NOW accounts, and certificates of deposit all increased. Interest paid on Federal Home Loan Bank advances and repurchase agreements increased by $494,000, or 21.6%, reflecting an increase in the average balance of such accounts to $103.6 million for the nine months ended September 30, 2005 from $90.9 million for the prior year period, coupled with an increase in the average cost of such debt to 3.58% from 3.36%. The increase in the average cost of liabilities reflected the series of

--------------------------------------------------------------------------------

increases in interest rate initiated by the Federal Reserve Board beginning in June 2004 and which continued through the current period.

      Provision for Loan Losses. The provision for loan losses was $825,000 for the nine months ended September 30, 2005 as compared to $338,000 for the nine months ended September 30, 2004. The increase in the provision was due to an increase in our loan portfolio of commercial real estate loans and commercial and industrial loans, and slightly higher adversely classified loans and higher nonperforming loans in 2005 as compared to 2004. While the Company's loan quality, measured principally by delinquency rates, charge-offs and in loan classifications, continues to be outstanding, the shift of the mix of the portfolio in recent years toward commercial loans indicated the need for the increase in the allowance for loan losses in 2005 as measured by the Company's reserve methodology.

      Nonaccrual loans as of September 30, 2005 amounted to $2.6 million, an increase of $477,000, or 22.2% over nonaccrual balances of $2.1 million at September 30, 2004. The allowance for loan losses was $6.5 million, or 1.05% of loans outstanding on September 30, 2005.

      Noninterest Income. Noninterest income increased $190,000, or 5.3%, to $3.8 million for the nine months ended September 30, 2005. Fee income on depositors' accounts increased $308,000 to $3.0 million for the nine months ended September 30, 2005, reflecting growth in depositors, partially offset by lower securities gains of $114,000 in the current year period.

      Noninterest Expense. Noninterest expense increased 29.5% to $18.6 million for the nine months ended September 30, 2005 from $14.4 million for the prior year period. This was an increase of $4.2 million, of which $3.6 million was a result of the establishment and funding of the United Charitable Foundation. The remaining increase of $650,000 reflected salary and benefit increases as well as increased staffing, which was partially offset by higher expenses in the 2004 period related to the conversion of United Bank to a federal charter.

      Income Tax Expense. Income tax expense amounted to $1.8 million for the nine months ended September 30, 2005 compared to $2.9 million for the prior year. The effective tax rate was 38.8% and 40.0% for the nine months ended September, 2005 and 2004, respectively. The lower rate was due to more funds invested by the Bank's subsidiary which enjoys a more favorable state tax rate.

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

--------------------------------------------------------------------------------

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

      The table below, sets forth, as of June 30, 2005, the latest data available from regulatory authorities, the estimated changes in our net portfolio value that would result from the designated instantaneous and parallel changes in the United States Treasury rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

                                                                                 NPV as a Percentage of
                                                                               Present Value of Assets (3)
                                          Estimated Increase (Decrease)    ---------------------------------
          Change in                                   in NPV                                   Increase
       Interest Rates          Estimated  -----------------------------                       (Decrease)
     (basis points) (1)         NPV (2)        Amount        Percent       NPV Ratio (4)    (basis points)
     ------------------       -----------   ----------       -------       -------------    --------------
                                       (Dollars in thousands)
             +300             $    64,322   $  (38,006)        (37)%            6.84%           (351)
             +200                  77,559      (24,770)        (24)             8.10            (224)
             +100                  90,757      (11,572)        (11)             9.32            (102)
                0                 102,329           --          --             10.34              --
             -100                 106,575        4,247           4             10.68              34
             -200                 104,117        1,788           2             10.41               7

      ----------
      (1) Assumes an instantaneous and parallel uniform change in interest rates at all maturities.

      (2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

      (3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

      (4)   NPV Ratio represents NPV divided by the present value of assets.

      The table above indicates that at June 30, 2005, in the event of a 200 basis point decrease in interest rates, we would experience a 2% increase in net portfolio value. In the event of a 300 basis point increase in interest rates, we would experience a 37% decrease in net portfolio value. We expect the above results to have changed on September 30, 2005 as a result of our completion of the IPO in July 2005.

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

--------------------------------------------------------------------------------

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

Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. For the quarter ended September 30, 2005, our liquidity ratio was 34.63%. This higher than normal liquidity ratio reflected that the recently acquired proceeds from the IPO are presently invested in shorter-term securities. The Company expects to gradually convert these investments into longer-term interest-earning assets in future periods.

Capital Resources

      United Bank ("Bank") is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, the Bank exceeded all regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines.

                                                          Company         Bank
                                                          -------         ----

            As of September 30, 2005:

            Risk-based capital ....................        25.0%          18.3%

            Core capital ..........................        15.3%          11.4%

            Tangible capital ......................        15.3%          11.4%


            As of December 31, 2004:

            Risk-based capital ....................          NM           12.8%

            Core capital ..........................          NM            8.1%

            Tangible capital ......................          NM            8.1%

--------------------------------------------------------------------------------

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      At September 30, 2005, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company's financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

ITEM 5. Other Information

      Not applicable.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                      United Financial Bancorp, Inc.


Date: November 14, 2005               By: /s/ Richard B. Collins
      -----------------                   --------------------------------------
                                          Richard B. Collins
                                          President and Chief Executive Officer


Date: November 14, 2005               By: /s/ Donald F. X. Lynch
      -----------------                   --------------------------------------
                                          Donald F.X. Lynch
                                          Executive Vice President and Chief
                                          Financial Officer