Form 10-K
period 2005-12-31
United Financial Bancorp Inc
filed 2006-03-30
CIK 1319572

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-51369

United Financial Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Federal	83-0395247

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

95 Elm Street, West Springfield, Massachusetts	01089

(Address of Principal Executive Offices)	Zip Code

(413) 787-1700

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share

(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒     NO ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

          As of March 30, 2006, there were issued and outstanding 17,205,995 shares of the Registrant’s Common Stock.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2005, as reported by the Nasdaq National Market, was approximately $79.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.          BUSINESS

Forward Looking Statements

          This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

United Mutual Holding Company

          United Mutual Holding Company is a federally chartered mutual holding company and currently owns 53.4% of the outstanding shares of common stock of United Financial Bancorp, Inc. (the “Company”). United Mutual Holding Company has not engaged in any significant business activity other than owning a majority of the outstanding shares of common stock of the Company, and does not intend to expand its business activities. So long as United Mutual Holding Company exists, it will own a majority of the voting stock of the Company. The executive office of United Mutual Holding Company is located at 95 Elm Street, West Springfield, Massachusetts 01089, and its telephone number is (413) 787-1700. United Mutual Holding Company is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

United Financial Bancorp, Inc.

          Since being formed in 2004, the Company’s only business activities has been the holding of all of the issued and outstanding shares of the common stock of United Bank and investing proceeds received from our initial public offering. The Company sold 7,672,153 shares of common stock in a subscription offering for $10.00 per share. The proceeds of the offering were used to purchase Federal Agency securities. For a further discussion of the initial public offering, see the Company’s Prospectus as filed on May 31, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-123371).

          United Financial Bancorp, Inc., as the holding company of United Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. At the present time we have no plans for any mergers or acquisitions of other banks, or other diversification of the activities of the Company.

          Our cash flow depends on earnings from the investment of the net proceeds of the stock offering we retained, and any dividends received from United Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of United Bank. At the present time, we employ as officers only certain persons who are also officers of United Bank. However, we use the support staff of United Bank from time to time. These persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

United Bank

General

          Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts, and our ten branch offices located in Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Springfield and Westfield, Massachusetts, and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. We originate loans primarily for investment. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

          Our website address is www.bankatunited.com. Information on our website should not be considered a part of this Annual Report.

Market Area

          We are headquartered in West Springfield, Massachusetts. Our primary deposit gathering area is concentrated in the communities surrounding our main office located in West Springfield and our ten other branch offices located in the communities of Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Springfield and Westfield, Massachusetts. We also maintain a drive-up only facility and a financial services facility that offers insurance and investment products and financial planning services, both of which facilities are located in West Springfield. Our primary lending area is significantly broader that our deposit-gathering area and includes all of Hampden and Hampshire Counties in western Massachusetts. At December 31, 2005, 56.83% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

          The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. West Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. According to a recent census report, West Springfield’s estimated 2005 population was approximately 28,000 and the estimated 2005population for Hampden and Hampshire Counties was 462,000 and 156,000, respectively. During the past five years, the populations of Hampden and Hampshire Counties increased by 1.2% and 2.8%, respectively, while the population of the Commonwealth of Massachusetts increased by 1.2%. During the same period, the number of households in Hampden and Hampshire Counties increased by 1.20% and 2.32%, respectively.

          The economy in our primary market area has benefited from the presence of large employers such as the University of Massachusetts, Baystate Health System, MassMutual Financial Group, Big Y Foods, Inc., Yankee Candle, Friendly Ice Cream Corporation, Hasbro Games, Verizon and Top-Flite Golf Company. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, five other hospitals and a variety of wholesale and retail trade businesses. In 2005, per capita income for Hampden and Hampshire Counties was $22,925 and $24,188, respectively, and the median household income was $44,944 and $51,132, respectively. The December 2005 unemployment rate for Hampden County of 5.5% was higher than the comparable Massachusetts rate and higher than the United States rate, while the unemployment rate for Hampshire County of 3.4% was lower than the comparable Massachusetts and United States unemployment rates of 4.5% and 4.9%, respectively. At December 31, 2005 the unemployment rates for Hampden and Hampshire Counties December were 5.0% and 3.0%, respectively.

Competition

          We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2005, the latest date for which information is available, our market share of deposits represented 10.24% and 0.82% of deposits in Hampden and Hampshire Counties, Massachusetts, respectively.

Our competition for loans and deposits comes principally from commercial banks, savings and co-operative institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

          Our principal lending activity is the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of commercial real estate and commercial and industrial loans. We do not originate loans for the purpose of reselling them in the secondary market, although we have sold some loans, primarily long-term fixed-rate residential loans, in the secondary market, while retaining the servicing rights on those loans. No loans were held for sale at December 31, 2005 or 2004. One- to four-family residential real estate mortgage loans, including home equity loans and lines of credit, amounted to $371.3 million, or 58.40% of our total loan portfolio at December 31, 2005. In addition to mortgage real estate and home equity loans, we also offer commercial real estate loans, construction loans, commercial and industrial loans, automobile loans and other consumer loans. At December 31, 2005, commercial real estate loans totaled $150.1 million, or 23.61% of our loan portfolio, construction mortgage loans totaled $28.9 million, or 4.54% of our loan portfolio, commercial and industrial loans totaled $59.6 million, or 9.37% of our loan portfolio and automobile loans, totaled $22.1 million, or 3.47% of our loan portfolio. We also originate other consumer loans, including secured and unsecured personal loans, motorcycle and motor home loans, boat loans and pool and spa loans. At December 31, 2005, such loans totaled $3.9 million, or 0.61% of our loan portfolio.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,

	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Types of Loans:

Mortgage loans:
Residential (1)	$371,281	58.40%	$330,834	57.63%	$296,955	59.24%	$273,200	58.44%	$266,063	58.52%
Commercial	150,099	23.61	137,787	24.00	117,766	23.49	113,674	24.31	106,282	23.38
Construction	28,872	4.54	29,836	5.20	26,625	5.31	18,091	3.87	19,919	4.38
Commercial and industrial	59,591	9.37	56,291	9.81	37,863	7.55	34,344	7.35	29,957	6.59
Automobile	22,054	3.47	17,460	3.04	20,943	4.18	27,001	5.77	31,213	6.86
Other consumer	3,895.61		1,862	0.32	1,169	0.23	1,194	0.26	1,249	0.27

Total loans receivable	$635,792	100.00%	$574,070	100.00%	$501,321	100.00%	$467,504	100.00%	$454,683	100.00%

Other items:
Net deferred loan costs (fees)	1,148		923		852		802		645
Allowance for loan losses	(6,382)		(5,750)		(5,095)		(4,924)		(4,701)

Total loans receivable, net	$630,558		$569,243		$497,078		$463,382		$450,627

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential(1)		Commercial Real Estate		Construction		Commercial and Industrial		Consumer and Other		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Due During the Years Ending December 31,
2006	$16,045	5.66%	$6,726	6.18%	$12,177	8.57%	$31,916	7.34%	$7,611	8.69%	$74,475	7.21%
2007 to 2010	68,118	5.69	30,063	6.18	3,807	7.40	18,590	6.06	16,560	5.35	137,138	5.85
2011 and beyond	287,118	5.80	113,310	6.29	12,888	5.76	9,085	6.56	1,778	6.99	424,179	5.95

Total	$371,281	5.77%	$150,099	6.26%	$28,872	7.16%	$59,591	6.82%	$25,949	6.82%	$635,792	6.08%

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2005 that are contractually due after December 31, 2006.

	Due After December 31, 2006

	Fixed	Adjustable	Total

	(In thousands)
Residential real estate(1)	$281,314	$73,922	$355,236
Commercial real estate	64,852	78,522	143,374
Construction	11,365	5,329	16,694
Commercial and industrial	20,727	6,947	27,674
Consumer and other	18,339	—	18,339

Total loans	$396,597	$164,720	$561,317

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

          One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At December 31, 2005, $285.3 million, or 44.87% of our loan portfolio, consisted of one- to four-family residential mortgage loans. We generally retain for our portfolio substantially all loans that we originate. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to United Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 95%.

          Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed-rate period. We originated $6.9 million of adjustable-rate one- to four-family residential loans during the fiscal year ended December 31, 2005, as compared to total originations of $68.8 million one- to four-family residential loans during the same period. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

          Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2005, $31.1 million, or 4.89% of our one- to four-family residential loans, had adjustable-rates of interest.

          In an effort to provide financing for low- and moderate-income home buyers, we offer a variety of programs to qualified borrowers. These programs include Veterans Administration (VA), Federal Housing Administration (FHA), Massachusetts Housing Financing Agency (MHFA) and several other programs that we have developed in-house. These loans are offered with fixed-rates of interest, terms of up to 30 years and are secured by one-to four-family residential properties. All of these loans are originated using agency underwriting guidelines. These loans may be originated in amounts with loan-to-value ratios up to 100%. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%. We also offer our own first-time homebuyer loans to qualified individuals. These loans are offered with terms and fixed or adjustable rates of interest, which may be discounted, and the applicant may not be required to pay certain loan origination fees.

          We also offer our employees who satisfy certain criteria and our general underwriting standards fixed- or adjustable- rate loan products with reduced interest rates, application and loan origination fees and costs. Employee loans adhere to all other terms and conditions contained in the loan policy.

          All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of United Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

          Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At December 31, 2005, home equity loans and equity lines of credit totaled $86.0 million, or 13.53% of total loans. Additionally, at December 31, 2005, the unadvanced amounts of home equity lines of credit totaled $79.3 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed and adjustable-rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable-rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal.

          Commercial Real Estate Loans. We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities primarily located in our primary market area. At December 31, 2005, commercial real estate mortgage loans totaled $150.1 million, which amounted to 23.61% of total loans. Our real estate underwriting policies generally provide that such loans may be made in amounts of up to 85% of the appraised value of the property, provided such loan complies with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which, pursuant to permission received from the Office of Thrift Supervision, is generally 20% of our unimpaired capital and surplus and which, at December 31, 2005, was $21.7 million. Our commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

          A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2005 was a $6.4 million loan secured by commercial real estate located in Northern Connecticut. This loan was performing according to its terms at December 31, 2005.

          Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

          Construction Loans. We also originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At December 31, 2005, residential construction loans amounted to $11.4 million, or 1.79% of total loans. At December 31, 2005, the additional unadvanced portion of these construction loans totaled $5.0 million.

          Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. In the case of construction loans to individuals for the construction of their primary residences, our policies require that the loan convert to a permanent mortgage loan at the end of the construction phase. Residential construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

          We also make construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2005, commercial construction loans totaled $17.5 million, or 2.75% of total loans. At December 31, 2005, the largest outstanding commercial construction loan balance was for $2.5 million. It is secured by a residential condominium development project located in our primary market area. This loan was performing according to its terms at December 31, 2005. At December 31, 2005, the additional unadvanced portion of these construction loans totaled $11.8 million.

          We also originate land loans to local individuals, contractors and developers for the purpose of making improvements thereon, or for the purpose of developing the land for sale. Loans to individuals are secured by a lien on the property, have loan-to-value ratios that are limited to 70% of the value of the land (based on the lower of the acquisition price or the appraised value of the land) and are written with a fixed interest rate. These loans are offered with a term of up to three years in which only interest is required to be paid each month. A balloon payment for the principal plus any accrued interest is due at the end of the three-year period. Land loans to developers are limited to a 65% loan-to-value ratio. The interest rate can be fixed or floating and the term can be for up to three years. Our land loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

          Before making a commitment to fund a construction loan, we require an appraisal on the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

          Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value that is insufficient to assure full repayment.

          Commercial and Industrial Loans. Commercial and industrial loans have been a substantial part of our lending operations for a number of years. At December 31, 2005, we had $59.6 million in commercial and industrial loans, which amounted to 9.37% of total loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial lending products include term loans and revolving lines of credit. The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which, pursuant to permission received from the Office of Thrift Supervision, is generally 20% of our unimpaired capital and surplus and which, at December 31, 2005, was $21.7 million. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed-rates of interest. The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

          When making commercial and industrial loans, we consider the financial strength of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value and type of the collateral. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory, equipment, savings instruments and readily marketable securities. In addition, we usually require the business principals to execute personal guarantees.

          Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2005, our largest commercial and industrial loan was a $4.9 million loan to a manufacturing company and secured by business assets and real estate located in our primary market area. This loan was performing according to its terms at December 31, 2005.

          Automobile and Other Consumer Loans. We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy. At December 31, 2005, we had $22.1 million in automobile loans, which amounted to 3.47% of the total loans.

          We offer a variety of other consumer loans, principally to United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, boat loans and pool and spa loans. Other consumer loans totaled $3.9 million, or 0.61% of our total loan portfolio at December 31, 2005.

          Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles, motorcycles, motor homes and boats. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

          Loan Originations, Sales, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed-rate and adjustable-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates.

          Generally, we retain in our portfolio virtually all loans that we originate, although we have sold longer-term, fixed-rate one- to four-family residential mortgage loans into the secondary market. Sales totaling $170,000 in residential mortgage loans occurred in 2005. No loans were held for sale at December 31, 2005 or 2004. Historically, we have retained the servicing rights on the mortgage loans sold to Fannie Mae and the Massachusetts Housing Financing Authority.

          From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2005, we had $3.8 million in loan participation interests in which we were the lead bank and $8.1 million in loan participations in which we were not the lead bank.

          At December 31, 2005, we were servicing loans sold in the amount of $42.4 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

          The following table shows our loan originations, sales and repayment activities for the years indicated.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Total loans at beginning of period	$574,070	$501,321	$467,504

Loan originations:
Residential(1)	118,449	107,844	141,425
Commercial mortgage	37,185	55,553	24,108
Construction	43,672	51,841	48,185
Commercial and industrial	73,006	67,087	56,519
Automobile	15,166	8,606	8,942
Other consumer	2,621	1,314	1,800

Total loans originated	290,099	292,245	280,979

Sales and loan principal repayments:
Deduct:
Principal repayments	229,513	214,713	236,337
Loan sales	170	5,218	10,611
Decrease (increase) due to other items	(1,306)	(435)	214

Total deductions	228,377	219,496	247,162

Net loan activity	61,722	72,749	33,817

Total loans at end of period	$635,792	$574,070	$501,321

(1)          Includes one- to four-family loans and home equity loans and lines of credit.

          Loan Approval Procedures and Authority. United Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by United Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

          United Bank’s policies and loan approval limits are established by the Board of Directors. The Board of Directors has delegated authority to United Bank’s Chief Lending Officer to review and assign lending authorities to certain individuals of United Bank (ranging from senior management to senior loan underwriter) (the “Designated Individuals”) to consider and approve loans within their designated authority. Loans in amounts above the authorized limits of the Designated Individuals and loans outside of the designated authority of the Designated Individuals require the approval of United Bank’s Loan Committee. The Loan Committee consists of six of our directors, including our Chief Executive Officer. All loans that are approved by the Designated Individuals are still reviewed and ratified by the Loan Committee and the Board of Directors on a monthly basis.

          All residential mortgage loans (one- to four-family loans, home equity loans, home equity lines of credit and residential construction loans) may be approved by certain of the Designated Individuals in amounts up to the annually adjusted Fannie Mae and Freddie Mac secondary market conforming loan limits (“Conforming Loans”). Residential mortgage loans in excess of the Conforming Loan limit and up to $1.0 million may be approved by any two of either United Bank’s Chief Executive Officer, Chief Financial Officer or Senior Vice President of Residential Lending. Residential loans in excess of $1.0 million must be approved by any two of the senior executive officers listed above and United Bank’s Loan Committee.

          All commercial real estate, commercial construction loans and commercial and industrial loans in amounts up to $500,000 may be approved by certain of the Designated Individuals. All such loans in excess of $500,000, or additional extensions of credit to existing commercial borrowers that result in liability in excess of $500,000, must be approved by United Bank’s Loan Committee. All home equity loans and home equity lines of credit up to $350,000 may be approved by certain of the Designated Individuals. All home equity loans and home equity lines of credit in excess of $350,000 must be approved by the Loan Committee.

          All consumer loans in amounts up to $100,000 may be approved by certain of the Designated Individuals. All consumer loans in excess of $100,000 must be approved by the Loan Committee.

          We generally require appraisals of all real property securing loans, except for home equity loans and equity lines of credit, in which case we may use the tax assessed value of the property securing such loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Loan Committee annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

          We commence collection efforts when a loan becomes ten days past due with system-generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. A summary report of all loans 30 days or more past due is reported to the Board of Directors. If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

          Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.

          Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Non-accrual loans:
Residential mortgages(1)	$1,016	$1,383	$772	$132	$25
Commercial mortgages	141	1,376	455	363	631
Construction	113	—	—	—	—
Commercial and industrial	447	1,025	599	475	100
Automobile	—	—	—	—	—
Other consumer	—	—	—	—	—

Total non-accrual loans	$1,717	$3,784	$1,826	$970	$756

Accruing loans 90 days or more past due:
Residential mortgages(1)	$—	$—	$—	$—	$68
Commercial mortgages	—	—	—	—	463
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	25
Automobile	—	—	—	—	1
Other consumer	—	—	—	—	—

Total loans 90 days or more past due	$—	$—	$—	$—	$557

Total non-performing loans	1,717	3,784	$1,826	$970	1,313

Other real estate owned	1,602	—	39	66	45

Total non-performing assets	$3,319	$3,784	$1,865	$1,036	$1,358

Allowance allocated to non-performing loans	$80	$489	$154	$101	$286

Ratios:
Total non-performing loans to total loans	0.27%	0.66%	0.36%	0.21%	0.29%
Total non-performing loans to total assets	0.19	0.49	0.25	0.16	0.22
Total non-performing assets to total assets	0.37	0.49	0.25	0.17	0.23

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

          As noted in the above table, our non-accrual loans decreased from December 31, 2004 to December 31, 2005. The decrease in non-accrual loans reflected the resolution of several large loans which were in a non-accrual status at December 31, 2004. Additional interest income of approximately $158,000,$110,000 and, $88,000 respectively would have been recorded during the years ended December 31, 2005, 2004 and 2003, respectively, if the loans had performed in accordance with their original terms.

          Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For

	60-89 Days		90 Days and Over		Total

	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)

At December 31, 2005
Residential mortgage(1)	9	$855	6	$1,016	15	$1,871
Commercial mortgage	4	546	2	140	6	686
Construction	—	—	1	113	1	113
Commercial and industrial	1	2	6	447	7	449
Automobile	1	1	—	—	1	1
Other consumer	—	—	—	—	—	—

Total	15	$1,404	15	$1,716	30	$3,119

At December 31, 2004
Residential mortgage(1)	1	$53	7	$1,383	8	$1,436
Commercial mortgage	1	114	7	1,376	8	1,490
Construction	—	—			—	—
Commercial and industrial	9	330	10	1,025	19	1,355
Automobile	3	13	—	—	3	13
Other consumer	—	—	—	—	—	—

Total	14	$510	24	$3,784	38	$4,294

At December 31, 2003
Residential mortgage(1)	15	$863	7	$772	22	$1,635
Commercial mortgage	5	438	2	455	7	893
Construction	—	—	—	—	—	—
Commercial and industrial	11	132	9	599	20	731
Automobile	11	57	—	—	11	57
Other consumer	4	4	—	—	4	4

Total	46	$1,494	18	$1,826	64	$3,320

At December 31, 2002
Residential mortgage(1)	26	$1,001	4	$132	30	$1,133
Commercial mortgage	8	1,112	3	363	11	1,475
Construction	—	—	—	—	—	—
Commercial and industrial	21	778	13	475	34	1,253
Automobile	38	201	—	—	38	201
Other consumer	1	1	—	—	1	1

Total	94	$3,093	20	$970	114	$4,063

At December 31, 2001
Residential mortgage(1)	18	$748	2	$25	20	$773
Commercial mortgage	10	1,526	5	631	15	2,157
Construction	—	—	—	—	—	—
Commercial and industrial	18	395	6	100	24	495
Automobile	26	108	1	966	27	1,074
Other consumer	—	—	—	—	—	—

Total	72	$2,777	14	$1,722	86	$4,499

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

          Other Real Estate Owned. Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At December 31, 2005, we had $1,602 of real estate owned of which $1,400 of properties were “under contract” with closings expected to be completed in the first quarter of 2006.

          Classified Assets. Office of Thrift Supervision regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

          We are required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

          The following table shows the aggregate amounts of our classified assets at the date indicated for both loans and foreclosed assets. The amount of assets classified as “substandard” in the table includes 17 commercial lending relationships, 4 of which are not current.

	At December 31, 2005		At December 31, 2004

	(In thousands)

Residential Real Estate (1):
Substandard assets	$1,693	(2)	$1,577

All Other Loans:
Special mention assets	12,100	(3)	3,927
Substandard assets	8,189		13,539
Doubtful assets	1,153		348
Loss assets	—		—

Foreclosed Assets:
Other real estate owned	1,602		—

Total classified assets	$23,135		$19,391

Allowance allocated to total classified assets	$2,362		$2,358

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

(2)	Includes nine residential loans, five of which are in foreclosure or liquidation proceedings.

(3)	Includes eleven commercial lending relationships.

          The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

          Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2005 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

          In addition, as an integral part of their examination process, the Office of Thrift Supervision will and Federal Deposit Insurance Corporation has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

          Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)

Balance at beginning of year	$5,750	$5,094	$4,923	$4,701	$4,521

Charge-offs:
Residential mortgages(1)	—	—	—	11	16
Commercial mortgages	60	—	—	46	160
Construction	—	—	—	—	—
Commercial and industrial	377	501	116	144	225
Automobile	15	46	44	59	36
Other consumer	3	11	2	6	13

Total charge-offs	455	558	162	266	450

Recoveries:
Residential mortgages(1)	—	—	—	1	—
Commercial mortgages	—	175	24	3	—
Construction	—	—	—	—	—
Commercial and industrial	157	32	5	54	7
Automobile	6	21	—	15	2
Other consumer	7	3	10	18	7

Total recoveries	170	231	39	91	16

Net charge-offs	(285)	(328)	(123)	(175)	(434)
Provision for loan losses	917	983	294	398	614

Balance at end of year	$6,382	$5,750	$5,094	$4,924	$4,701

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.06%	0.03%	0.04%	0.10%
Allowance for loan losses to non-performing loans at end of period	371.70	151.96	279.03	507.63	358.04
Allowance for loan losses to total loans at end of period	1.00	1.00	1.02	1.05	1.03

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

          Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,

	2005			2004			2003

	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

	(Dollars in thousands)
At end of period allocated to:
Residential mortgages(1)	$554	8.68%	58.40%	$526	9.15%	57.63%	$974	19.12%	59.23%
Commercial mortgages	2,944	46.13	23.61	3,217	55.95	24.00	2,304	45.22	23.49
Construction	316	4.95	4.54	259	4.50	5.20	170	3.34	5.31
Commercial and industrial	2,487	38.97	9.37	1,682	29.25	9.81	1,483	29.11	7.55
Automobile	78	1.22	3.47	60	1.04	3.04	155	3.04	4.18
Other consumer	3	0.05	0.61	6	0.10	0.32	9	0.18	0.23

Total allowance	$6,382	100.00%	100.00%	$5,750	100.00%	100.00%	$5,095	100.00%	100.00%

	At December 31,

	2002			2001

	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

	(Dollars in thousands)
At end of period allocated to:
Residential mortgages(1)	$1,466	29.77%	58.44%	$1,284	27.31%	58.52%
Commercial mortgages	2,134	43.34	24.32	2,290	48.71	23.37
Construction	205	4.16	3.87	208	4.42	4.38
Commercial and industrial	835	16.96	7.35	617	13.12	6.59
Automobile	272	5.52	5.78	290	6.17	6.86
Other consumer	12	0.24	0.26	12	0.26	0.27

Total allowance	$4,924	100.00%	100.00%	$4,701	100.00%	100.00%

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

Investments

          United Bank’s Board of Directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with United Bank’s Chief Financial Officer. He is both responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. He and United Bank’s Treasurer or his/her designee, under his/her direction is authorized to execute investment transactions (purchases and sales) up to $5 million per transaction (up to $10 million, in the case of mutual fund transactions) without prior approval and within the scope of the established investment policy. All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors. Any investment that, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

          The Company’s Board of Directors has adopted an identical investment policy. Any references herein to “the Bank” also apply to the Company.

          Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. United Financial Bancorp, Inc., as a federally chartered mid-tier stock holding company, may invest in equity securities subject to certain limitations.

          The investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine its quality and inherent risks, fit within United Bank’s overall asset/liability management objectives, effect on its risk-based capital measurement and prospects for yield and/or appreciation. The investment policy provides that United Bank may invest in U.S. treasury notes, U.S. and state agency securities, mortgage-backed securities, corporate debt securities, commercial paper and other conservative investment opportunities.

          Our investment portfolio at December 31, 2005, consisted of $98.6 million in federal agency obligations, $12.9 million of corporate debt instruments, $272,000 of equity securities, consisting of Fannie Mae and Freddie Mac common and preferred stock, and $3.3 million of industrial revenue and municipal bonds. We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises. At December 31, 2005, our mortgage-backed securities portfolio totaled $114.7 million, or 12.65% of total assets. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase. We generally classify our investment securities as available-for-sale.

          U.S. Government and Federal Agency Obligations. At December 31, 2005, our U.S. Government and federal agency securities portfolio totaled $98.6 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

          Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, although we currently do not hold any CMOs in our portfolio.

          Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as us, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

          At December 31, 2005, our mortgage-backed securities totaled $114.7 million, or 12.65% of total assets and 13.30% of interest earning assets. All of our mortgage-backed securities at December 31, 2005 were classified as available-for-sale. At December 31, 2005, 49.52% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 50.48% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 5.29% at December 31, 2005. The estimated fair value of our mortgage-backed securities at December 31, 2005 was $114.7 million, which is $2.6 million less than the amortized cost of $117.3 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

          Corporate Bonds. At December 31, 2005, our corporate bond portfolio totaled $12.9 million, all of which was classified as available-for-sale. The industries represented by our corporate bond issuers include technology, services, consumer and financial. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 5% of consolidated assets in corporate debt obligations and up to $1,000,000 in any one issuer.

          Marketable Equity Securities. At December 31, 2005, our equity securities portfolio totaled $272,000, or less than 1% of our total assets, all of which were classified as available-for-sale. The portfolio consisted of Fannie Mae and Freddie Mac common and preferred stock. Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their fair value and fluctuation in the fair value of such investments directly affects our net capital position.

          Municipal Obligations and Industrial Revenue Bonds. Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated within the first four rating categories by Standard & Poor’s or Moody’s. At December 31, 2005, our industrial revenue and municipal obligations portfolio totaled $3.3 million, all of which was classified as held-to-maturity.

          The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,

	2005		2004		2003

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Investment securities available-for-sale:
U.S. Government and federal agency obligations	$99,957	$98,561	$35,414	$35,084	$56,526	$56,462
Mortgage-backed securities	117,259	114,702	102,209	101,679	124,660	123,773
Corporate debt obligations	13,011	12,930	15,094	15,291	15,764	16,337
Mutual funds	—	—	—	—	—	—
Equity securities	294	272	294	275	394	393

Total available-for-sale	$230,521	$226,465	$153,011	$152,329	$197,344	$196,965

Investment securities held-to-maturity:
Industrial revenue bonds	$1,346	$1,346	$1,420	$1,421	$1,498	$1,498
Municipal bonds	1,979	1,952	1,078	1,077	677	677

Total held-to-maturity	$3,325	$3,298	$2,498	$2,498	$2,175	$2,175

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		One Year through Five Years		Five Years through Ten Years		More than Ten Years		Total Securities

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Fair Value	Weighted Average Yield

	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and federal agency obligations	$16,749	4.59%	$60,861	4.85%	$20,952	5.36%	$—	0.00%	$98,561	$98,561	4.91%
Mortgage-backed securities	137	3.93	31,151	5.05	23,872	5.24	59,542	5.45	114,702	114,702	5.29
Corporate debt obligations	9,552	4.83	1,965	4.86	456	5.18	956	4.89	12,931	12,930	4.85
Equity securities	272	5.48	272	272	5.48

Total available-for-sale	26,438	4.67%	93,977	4.91%	45,279	5.30%	60,770	5.44%	226,465	226,465	5.10%

Investment securities held-to-maturity:
Industrial revenue bonds	—		445	5.00%	—	0.00%	900	4.00%	1,346	1,346	4.33%
Municipal bonds	—		966	2.62	1,014	3.55	—	0.00	1,979	1,952	3.10

Total held-to-maturity	—		1,411	3.37%	1,014	3.55	900	4.00%	3,325	3,298	3.63%

Sources of Funds

          General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on other earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

          Deposits. Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, retirement accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We currently do not accept brokered deposits, although we have the authority to do so.

          Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, long-standing relationships with customers and an active marketing program are relied upon to attract and retain deposits.

          The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2005, $277.6 million, or 42.5% of our deposit accounts were certificates of deposit, of which $196.1 million had maturities of one year or less.

          The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,

	2005			2004			2003

	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Non-interest bearing demand accounts	$93,301	14.27%	—%	$86,246	14.06%	—%	$73,677	12.39%	—%
NOW accounts	39,922	6.11	.25	39,917	6.51	0.25	37,435	6.29	0.25
Money market accounts	154,177	23.59	2.93	139,754	22.77	1.48	141,374	23.77	1.12
Regular savings accounts	87,253	13.35	.83	94,586	15.41	0.65	88,919	14.95	0.64
Retirement accounts	52,694	8.06	3.38	48,496	7.90	2.71	48,941	8.23	2.93
Certificates of deposit	226,264	34.62	3.59	204,673	33.35	2.70	204,402	34.37	2.66

Total deposits	$653,611	100.00%	2.33%	$613,672	100.00%	1.57%	$594,748	100.00%	1.54%

          As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $90.6 million. The following table sets forth the maturity of those certificates as of December 31, 2005.

At December 31, 2005

(In thousands)

Three months or less	$19,556
Over three months through six months	6,935
Over six months through one year	37,666
Over one year to three years	18,101
Over three years	8,339

Total	$90,597

          Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston and collateralized repurchase agreements with securities brokers and our customers. As of December 31, 2005, we had Federal Home Loan Bank advances in the amount of $101.9 million, which represented 13.24% of total liabilities with a weighted average maturity of 4.5 years and a weighted average rate of 3.98%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $209 million from the Federal Home Loan Bank.

          The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	2005		2004		2003

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Within 1 year	$13,799	3.40%	$16,000	2.35%	$17,000	1.25%
Over 1 year to 2 years	10,000	4.37	12,000	3.23	—
Over 2 years to 3 years	19,393	4.95	—		—
Over 3 years to 4 years	—		—		—
Over 4 years to 5 years	20,318	3.19	22,247	4.87	24,978	4.81
Over 5 years	38,370	4.02	36,447	3.32	34,842	3.37

	$101,880	3.98%	$86,694	3.53%	$76,820	3.37%

          Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations. The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability on our consolidated balance sheets. The following table summarizes our repurchase agreements at and for the periods shown:

	At or For the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)

Balance at end of period	$8,434	$4,317	$4,218
Average balance during year	5,572	4,064	3,744
Maximum outstanding at any month end	8,675	6,015	4,942
Weighted average interest rate at end of year	2.12%	1.19%	0.90%
Average interest rate during year	1.62%	0.96%	0.88%

Subsidiary Activities

          UCB Securities, Inc. is a wholly owned subsidiary of United Bank established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf. The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2005, UCB Securities, Inc. had total assets of $58.6 million, all of which were qualifying securities under the applicable regulations.

United Financial Services Group

          In 2002, United Bank, through its division, United Financial Services Group, formed an alliance with Baystate Financial Services, LLC and its registered broker-dealer, New England Securities. Together they offer United Bank customers a complete range of non-deposit investment products and financial planning services, including mutual funds, debt, equity and government securities, insurance products, fixed and variable annuities, financial planning for individual and commercial customers and estate planning services. United Bank receives a portion of the commissions generated by United Financial Services from sales to customers.

Expense and Tax Allocation

          United Bank has entered into an agreement with United Financial Bancorp, Inc. and United Mutual Holding Company to provide them with certain administrative support services for compensation not less than the fair value of the services provided. In addition, United Bank and United Financial Bancorp, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

          As of December 31, 2005, we had 149 full-time employees and 33 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

          United Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. United Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. United Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines United Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. United Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of United Bank’s mortgage documents.

          Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on United Financial Bancorp, Inc. and United Bank and their operations.

Federal Banking Regulation

          Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, United Bank may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. United Bank also may establish subsidiaries that may engage in activities not otherwise permissible for United Bank, including real estate investment and securities and insurance brokerage.

          Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 4% core capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

          The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. United Bank does not typically engage in asset sales.

          At December 31, 2005, United Bank’s capital exceeded all applicable requirements.

          Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. In the case of United Bank and in connection with its charter conversion to a federally chartered savings bank, the Office of Thrift Supervision has permitted United Bank to maintain a loans-to-one borrower limit of 20% of unimpaired capital and surplus, subject to certain conditions. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2005, United Bank was in compliance with the loans-to-one borrower limitations.

          Qualified Thrift Lender Test. As a federal savings bank, United Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, United Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

          “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. United Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

          A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2005, United Bank satisfied this test.

          Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings banks must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

          Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

          The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

          In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

          Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

          Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. United Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination

          Privacy Standards. Effective July 2001, financial institutions, including United Bank, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require United Bank to disclose its privacy policy, including identifying with whom it shares “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

          The regulations also require United Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, United Bank is required to provide its customers with the ability to “opt-out” of having United Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on United Bank. The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. We cannot predict whether Massachusetts may enact such legislation or what impact, if any, it would have if enacted.

          In February 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. United Bank has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

          Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as United Bank. United Financial Bancorp, Inc. is an affiliate of United Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

          United Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of United Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by United Bank’s Board of Directors.

          Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

          Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

          Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

          Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of savings bank’s assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to requirement payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          At December 31, 2005, United Bank met the criteria for being considered “well-capitalized.”

          Insurance of Deposit Accounts. Deposit accounts in United Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. United Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

          On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund and an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.40% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

          Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

          Federal Home Loan Bank System. United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston (FHLBB), United Bank is required to invest in stock of the FHLBB, until April 2004, in an amount which was the greater of .3% of its total assets, 1% of its outstanding home loans or 5% of its outstanding advances from the FHLBB. In April 2004, the FHLBB amended its capital structure at which time the Bank’s FHLBB stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase Class B stock prior to expiration of the five year redemption notice. Under the new capital structure, the Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets (such assets totaled $296,332 at December 31, 2005) plus 4.5% of the Bank’s advances and certain other specified items.

Federal Reserve System

          The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2005, United Bank was in compliance with these reserve requirements.

Internet Banking

          Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. We cannot assure you that the bank regulatory agencies will adopt new regulations that will not materially affect any of our internet operations or restrict any such further operations.

The USA PATRIOT Act

          The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including savings banks, like United Bank. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States). The Act also requires the federal banking regulators to take into consideration the effectiveness of controls designed to combat money-laundering activities in determining whether to approve a merger or other acquisition application of an FDIC-insured institution. As such, if the Company or United Bank were to engage in a merger or other acquisition, the effectiveness of its anti-money-laundering controls would be considered as part of the application process. United Bank has established policies, procedures and systems to comply with the applicable requirements of the law.

          The federal banking agencies have begun to implement regulations pursuant to the USA PATRIOT Act. These regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002 (the “Act”), which implemented legislative reforms intended to address corporate and accounting fraud, was enacted in July 2002. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the board itself.

          Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

          The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Holding Company Regulation

          General. United Mutual Holding Company and United Financial Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, United Mutual Holding Company and United Financial Bancorp, Inc. are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over United Financial Bancorp, Inc. and United Mutual Holding Company, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, United Financial Bancorp, Inc. and United Mutual Holding Company are generally not subject to state business organization laws.

          Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as United Financial Bancorp, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or banks share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

          The Home Owners’ Loan Act prohibits a savings and loan holding company, including United Financial Bancorp, Inc. and United Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

          The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

          Waivers of Dividends by United Mutual Holding Company. Office of Thrift Supervision regulations require United Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from United Financial Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association, and (ii) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by United Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event United Mutual Holding Company converts to stock form.

          Conversion of United Mutual Holding Company to Stock Form. Office of Thrift Supervision regulations permit United Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to United Financial Bancorp, Inc. (the “New Holding Company”), United Mutual Holding Company’s corporate existence would end, and certain depositors of United Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than United Mutual Holding Company (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in United Financial Bancorp, Inc. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by United Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event United Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

          Any Conversion Transaction would require the approval of a majority of the outstanding shares of United Financial Bancorp, Inc. common stock held by Minority Stockholders and approval of a majority of the votes held by depositors of United Bank, with depositors entitled to cast one vote per $100 on deposit at United Bank (up to a maximum of 1,000 votes).

Federal Securities Laws

          United Financial Bancorp, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. United Financial Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

          The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of United Financial Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of United Financial Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If United Financial Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of United Financial Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of United Financial Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, United Financial Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

TAXATION

Federal Taxation

          General. United Financial Bancorp, Inc. and United Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither United Financial Bancorp, Inc.’s nor United Bank’s federal tax returns are currently under audit, and neither entity has been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to United Financial Bancorp, Inc. or United Bank.

          Method of Accounting. For federal income tax purposes, United Financial Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

          Bad Debt Reserves. Historically, United Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period all bad debt reserves accumulated after 1988. United Bank recaptured its reserves accumulated after 1988 over the six-year period ended December 31, 2001.

          Currently, the United Financial Bancorp, Inc. consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

          Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income should United Bank fail to meet certain thrift asset and definitional tests.

          At December 31, 2005, our total federal pre-base year reserve was approximately $6.3 million. However, under current law, pre-base year reserves remain subject to recapture should United Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

          Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. United Financial Bancorp, Inc. and United Bank have not been subject to the alternative minimum tax and have no such amounts available as credits for carryover.

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, United Bank had no net operating loss carryforwards for federal income tax purposes.

          Corporate Dividends-Received Deduction. United Financial Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from United Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from corporations owning less than 20% by the recipient corporation.

State Taxation

          For Massachusetts income tax purposes, a consolidated tax return cannot be filed. Instead, United Financial Bancorp, Inc., United Bank, and each of their subsidiaries file separate annual income tax returns. United

Bank’s state tax returns, as well as those of its subsidiaries, are not currently under audit, and have not been audited during the past five years.

          United Bank files Massachusetts financial institution income tax returns and is subject to an annual Massachusetts tax at a rate of 10.5% of its net income. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Deductions with respect to the following items, however, shall be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

          United Financial Bancorp, Inc. is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts.

          United Bank’s subsidiary, UCB Securities, Inc., is taxed as a Massachusetts security corporation, and is subject to a state tax rate of 1.32% of its gross income.

ITEM 1A.	RISK FACTORS

Future Changes in Interest Rates Could Reduce Our Profits

          Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

          The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid thereby requiring us to reinvest those cash flows at lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

          In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

          As of December 31, 2005, we were servicing loans sold to third parties totaling $42.4 million, and the mortgage servicing rights associated with such loans had a book value, at such date, of $162,000. Generally, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall, because the estimated life and estimated income from the underlying loans increase with rising interest rates and decrease with falling interest rates.

          Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2005, the fair value of our agency securities, mortgage-backed securities and corporate debt obligations, all classified as available for sale, totaled $226.4 million. Unrealized net losses on these available-for-sale securities totaled $4.2 million at December 31, 2005 and are reported as a separate component of stockholder’s equity. Further decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

          We evaluate interest rate sensitivity using a model prepared by the Office of Thrift Supervision that estimates the change in United Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At September 30, 2005, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $28.6 million, or 23%, decrease in net portfolio value.

Because We Intend to Increase Our Commercial Real Estate and Commercial and Industrial Loan Originations, Our Lending Risk Will Increase and Downturns in the Real Estate Market or Local Economy Could Adversely Affect Our Earnings.

          At December 31, 2005, our portfolio of commercial real estate loans totaled $150.1 million, or 23.61% of our total loans, and our portfolio of commercial and industrial loans totaled $59.6 million, or 9.37% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years. These loans generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

If Economic Conditions Deteriorate, Our Results of Operations and Financial Condition Could Be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

          Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Particularly, in recent years, the prices of real estate have significantly increased in our market area. Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans. At December 31, 2005, loans secured by residential real estate, including home equity loans and lines of credit, represented 58.40% of our total loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. As of December 31, 2005, the unemployment rates in Hampden and Hampshire Counties, Massachusetts were 5.5% and 3.4%, respectively. At that same date, the Massachusetts unemployment rate was 4.5%.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

          Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings and cooperative institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

          We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 1.00% of total loans and 371.70% of non-performing loans at December 31, 2005. Material additions to our allowance could materially decrease our net income.

          In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

The Implementation of Stock-Based Incentive Plans May Dilute Your Ownership Interest.

We intend to adopt a stock-based incentive plan. This stock-based incentive plan will provide for grants of stock options and restricted common stock awards. The number of options granted or shares awarded under the plan may not exceed 4.90% and 1.96%, respectively, of the Company’s outstanding shares (including shares issued to United Mutual Holding Company and to United Charitable Foundation). The number of options granted or shares awarded under the plan, when aggregated with any subsequently adopted stock-based benefit plans (exclusive of any shares held by any employee stock ownership plan), may not exceed 25% of the number of shares of common stock held by persons other than United Mutual Holding Company. The stock-based incentive plan is subject to approval by the Company’s stockholders.

Public Stockholders Own a Minority of United Financial Bancorp, Inc.’s Common Stock and Are Not Able to Exercise Voting Control Over Most Matters Put to a Vote of Stockholders.

          Public stockholders own a minority of the outstanding shares of United Financial Bancorp, Inc.’s common stock. As a result, stockholders other than United Mutual Holding Company are not able to exercise voting control over most matters put to a vote of stockholders. United Mutual Holding Company owns a majority of United Financial Bancorp, Inc.’s common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and certain officers who manage United Financial Bancorp, Inc. and United Bank also manage United Mutual Holding Company. Further, these same directors and officers own an aggregate of 0.81% of the shares of United Financial Bancorp, Inc.’s common stock, thereby further reducing the voting control of public stockholders who own a minority of the outstanding shares. The only matters as to which stockholders other than United Mutual Holding Company are able to exercise voting control include any proposal to implement a stock-based incentive plan or for a second-step stock conversion. In addition, United Mutual Holding Company may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.

Office of Thrift Supervision Policy on Remutualization Transactions Could Prohibit Acquisition of United Financial Bancorp, Inc., Which May Lower Our Stock Price.

          Current Office of Thrift Supervision regulations permit a mutual holding company subsidiary to be acquired by a mutual institution or a mutual holding company in a so-called “remutualization” transaction. The possibility of a remutualization transaction and the successful completion of a small number of remutualization transactions where significant premiums have been paid to minority stockholders has resulted in some takeover speculation for mutual holding companies, which may be reflected in the per share price of mutual holding companies’ common stock. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and the mutual interests of the mutual holding company and as raising issues concerning the effect on the mutual interests of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and to reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per-share stock price may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS Not applicable.

ITEM 2.	PROPERTIES

          The following table provides certain information as of December 31, 2005 with respect to our main office located in West Springfield and our ten other full service branch offices, our drive-up facility and our financial services facility:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property

				(In thousands)
Main Office: 95 Elm Street West Springfield, MA 01089	Owned	1999	46,147	$1,602

Full Service Branches: 115 State Street Springfield, MA 01103	Leased	(1)	3,401	144

1077 St. James Avenue Springfield, MA 01104	Owned	2003	8,354	884

459 Main Street Indian Orchard, MA 01151	Leased	(2)	2,000	—

528-530 Center Street Ludlow, MA 01056	Owned	2002	3,000	1,065

1930 Wilbraham Road Springfield, MA 01129	Owned	2001	2,304	769

670 Bliss Road Longmeadow, MA 01106	Leased	(3)	1,652	13

1325 Springfield Street Feeding Hills, MA 01030	Leased	(4)	2,400	3

10 Elm Street Westfield, MA 01085	Owned	1981	8,500	390

14 Russell Road Huntington, MA 01050	Owned	2001	720	175

1830 Northampton Street Holyoke, MA 01040	Owned	1994	6,409	642

Other: 52 Van Deene Avenue West Springfield, MA 01089	Owned	2005 (5)	547	760

33 Westfield Street West Springfield, MA 01089	Owned	2002 (6)	1,720	1,108

(1)	United Bank has a lease for a five-year period expiring in June 2010 with a renewal option for five additional years.

(2)	United Bank has a lease for a five-year period expiring in May 2008 with two five-year renewal options.

(3)	United Bank has a lease for a five-year period expiring in September 2006 with a renewal option for five additional years. Notice of our intent to renew for additional five years has been sent.

(4)	United Bank has a lease for a five year period expiring in September 2010 with a renewal option for five additional years.

(5)	This office is a drive-up facility only.

(6)	This financial services facility offers insurance and investment products and financial planning services.

The net book value of our premises, land and equipment was $8.2 million at December 31, 2005.

ITEM 3.	LEGAL PROCEEDINGS

          The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. At December 31, 2005, we were not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a) Our shares of common stock are traded on the Nasdaq National Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of December 31, 2005 was 2,400. Certain shares of United Financial Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for United Financial Bancorp, Inc.’s common stock for the period ended December 31, 2005. United Financial Bancorp, Inc. began trading on the Nasdaq National Market on July 13, 2005. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

Fiscal 2005	High	Low	Dividends

Quarter ended September 30, 2005	$12.61	$11.06	$—

Quarter ended December 31, 2005	12.00	11.53	—

          On January 19, 2006, the Board of Directors of United Financial Bancorp, Inc. declared an initial cash dividend of $0.05 per share. The dividend will be payable on February 27, 2006 to shareholders of record as of February 13, 2006.

          Dividend payments by United Financial Bancorp, Inc. are dependent primarily on dividends it receives from United Bank, because United Financial Bancorp, Inc. will have no source of income other than dividends from United Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by United

Financial Bancorp, Inc., and interest payments with respect to United Financial Bancorp, Inc.’s loan to the Employee Stock Ownership Plan.

          For a discussion of United Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

          At December 31, 2005, there were no compensation plans under which equity securities of United Financial Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

          (b) Not Applicable.

          (c) Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

          The summary information presented below at or for each of the fiscal years presented is derived in part from the consolidated financial statements of United Financial Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report.

	At December 31,

	2005		2004	2003	2002	2001

	(In thousands)
Selected Financial Condition Data:

Total assets	$906,513		$772,008	$737,424	$623,563	$591,390
Cash and cash equivalents	15,843		23,233	16,144	38,779	29,762
Investment securities available-for-sale	111,763		50,650	73,191	36,617	46,815
Investment securities held-to-maturity	3,325		2,498	2,175	737	544
Mortgage-backed securities available-for-sale	114,702		101,679	123,774	60,889	41,299
Trading account securities	—		—	—	—	2,454
Loans, net(1)	630,558		569,243	497,078	463,383	450,627
Deposits	653,611		613,672	594,748	533,704	489,362
FHLB advances	101,880		86,694	76,820	29,889	49,048
Repurchase agreements	8,434		4,317	4,218	1,146	1,832
Stockholders’ equity	137,005		62,255	57,050	52,612	46,192
Non-performing assets(2)	3,319		3,784	1,865	1,036	1,358

	Years Ended December 31,

	2005		2004	2003	2002	2001

	(In thousands)
Selected Operating Data:

Interest and dividend income	$43,233		$36,532	$33,776	$36,009	$38,277
Interest expense	16,206		12,148	11,583	14,703	18,686

Net interest income before provision for loan losses	27,027		24,384	22,193	21,306	19,591
Provision for loan losses	917		983	294	398	614

Net interest income after provision for loan losses	26,110		23,401	21,899	20,908	18,977
Non-interest income	5,360		5,134	5,703	4,522	4,517
Non-interest expense	24,452	*	19,179	17,785	16,971	15,602

Income before taxes	7,018		9,356	9,817	8,459	7,892
Income tax expense	2,649		3,828	3,917	3,270	3,078

Net income	$4,369		$5,528	$5,900	$5,189	$4,814

*Excluding the effect of a $3,591 charitable contribution ($2,199 after taxes) to fund the newly-formed United Charitable Foundation, net income in 2005 would have amounted to $6,568.

	At or For the Years Ended December 31,

	2005		2004	2003	2002	2001

Selected Financial Ratios and Other Data:

Performance Ratios(3):
Return on average assets	0.51	%*	0.73%	0.86%	0.84%	0.85%
Return on average equity	4.45	*	9.25	10.72	10.47	10.81
Average equity to average interest-earning assets	11.86		8.16	8.45	8.37	8.27
Equity to total assets at end of period(3)	15.11		8.06	7.74	8.44	7.81
Interest rate spread (4)	2.77		3.03	3.12	3.23	3.11
Net interest margin (5)	3.27		3.33	3.41	3.65	3.67
Average interest-earning assets to average interest-bearing liabilities	125.49		118.30	116.42	116.77	116.02
Total noninterest expense to average total assets	2.85	*	2.53	2.61	2.75	2.77
Efficiency ratio (6)	75.50	%*	64.97%	63.75%	65.71%	64.72%

Regulatory Capital Ratios(3):
Tier I (core) capital	17.21%		11.67%	12.33%	12.23%	11.58%
Tier I (leverage) capital	11.63		8.11	7.76	8.25	7.80
Total capital	18.28		12.76	13.43	13.40	12.75

Asset Quality Ratios(3):
Non-performing assets as a percent of total assets(2)	0.37%		0.49%	0.25%	0.17%	0.23%
Non-performing loans as a percent of total loans(2)	0.27		0.66	0.36	0.21	0.29
Allowance for loan losses as a percent of total loans	1.00		1.00	1.02	1.05	1.03
Allowance for loan losses as a percent of non-performing loans(2)	371.91%		151.96%	279.03%	507.63%	358.04%

Number of full service customer facilities	11		11	11	11	10

(1)	The allowance for loan losses at December 31, 2005, 2004, 2003, 2002 and 2001 was $6.4 million, $5.8 million, $5.1 million, $4.9 million and $4.7 million, respectively.

(2)

Non-performing assets consist of non-performing loans and foreclosed real estate owned (“REO”). Non-performing loans consist of non-accrual and accruing loans 90 days or more overdue, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(3)

Asset Quality Ratios and Regulatory Capital Ratios and the “equity to total assets” ratio are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.

(4)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(6)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

*

Exclusive of the contribution to the United Charitable Foundation in 2005, return on average assets, return on average equity, total non- interest expense to average total assets, and efficiency ratio would have been 0.76%, 6.70%, 2.43% and 64.41%, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed securities, other securities and corporate and municipal bonds) and other interest-earning assets (primarily cash and cash equivalents), and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit and Federal Home Loan Bank advances. Net interest income before provision for loan losses increased $2.6 million, or 10.8%, to $27.0 million for the year ended December 31, 2005 from $24.4 million for the year ended December 31, 2004. The primary reason for the improvement in our net interest income was a $95.0 million, or 13.0%, increase in our average interest earning assets, to $827.4 million for the year ended December 31, 2005, reflecting the impact of the net proceeds of the initial public offering and net deposit growth.

          Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, financial services fees, increases in cash value-insurance, gains and losses on the sale of securities and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, printing and office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

          Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses.

          Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

          As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

          Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

          The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as a problem loan through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

          Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Business Strategy

          Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. Over the past several years, we have emphasized the origination of commercial and industrial loans and loans secured by commercial real estate, and we intend to increase our origination of these loans in the future. In addition, we intend to expand our branch network in our primary market area, which consists of Hampden and Hampshire Counties, Massachusetts. We cannot assure you that we will successfully implement our business strategy.

          Highlights of our business strategy are as follows:

Remaining a Community-Oriented Financial Institution. We were established in 1882 and have been operating continuously since that time, growing through internal growth and a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of individualized consumer and business financial services from our main office, ten branch offices and drive-up facility.

Expanding our Branch Network. We currently operate from 11 full-service banking offices and a drive-up only facility. We also maintain a financial services facility that offers insurance and investment products and financial planning services. We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area, including Northern Connecticut, and our current business plan calls for the acquisition and establishment of additional branch offices. In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending. We intend to continue to increase our origination of higher-yielding commercial real estate and commercial and industrial loans as a means of increasing our interest income. These loans also are generally originated with rates that are fixed for five years or less, which assists us in managing our interest rate risk. In support of this initiative we have recently supplemented our existing staff of commercial loan officers and intend to increase our resources of credit analysis and outside loan review. We originated $37.2 million of commercial real estate and $73.0 million of commercial and industrial loans during the year ended December 31, 2005. At December 31, 2005, our commercial real estate and commercial and industrial loans totaled $150.1 million and $59.6 million, respectively. The additional capital raised in the offering will increase our commercial lending capacity by enabling us to originate more loans and loans with larger balances. This will permit us to serve commercial borrowers with larger lending needs. Originating more commercial real estate and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this prospectus.

Maintaining High Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate. We will continue to emphasize high asset quality as we expand the scope of our lending practices. Our non-performing assets at December 31, 2005 were $3.3 million, or 0.37% of total assets, and our net charge-offs were 0.05% of our average loans outstanding for the year ended December 31, 2005.

Increasing our Share of Lower-Cost Deposits. Our deposit gathering over the past few years has been characterized by a deliberate shift away from relatively high cost and volatile certificates of deposit to lower cost and more stable core deposits. This effort has enabled us to largely fund loan growth while maintaining a reasonable cost of funds. We attract core deposits with a targeted marketing program, a well established incentive-based cross-sales program and competitive rates. We intend to amplify these efforts to continue to attract core deposits as a prime funding source. At December 31, 2005, consumer and commercial demand deposits comprised 14.27% of our total deposits, compared to 14.06% of our total deposits at December 31, 2004.

Increasing and Diversifying our Sources of Non-interest Income. As we have increased our deposit accounts, we have increased the level of non-interest income derived from fees on these accounts. In addition, we have invested in bank-owned life insurance on certain of our officers and directors, which has increased our non-interest income through the growing cash surrender value of this insurance over time. Finally, in 2002, we established United Financial Services Group as a division of United Bank to offer United Bank customers and others a complete range of non-deposit investment products and financial planning services, including mutual funds, debt, equity and government securities, insurance products, fixed and variable annuities, financial planning for individual and commercial customers and estate planning services. The sale of these services generates non-interest income and helps to reduce the exposure of our net income to changes in market interest rates. United Financial Services Group offers these services through Baystate Financial Services, LLC and its registered broker-dealer, New England Securities.

Comparison of Financial Condition at December 31, 2005 and 2004

          Total assets increased $134.5 million, or 17.4%, to $906.5 million at December 31, 2005 from $772.0 million at December 31, 2004. The increase reflected substantial growth in net loans and in securities available for sale, partially offset by a decrease in cash and cash equivalents. The growth in assets was partially funded by increases in both deposits ($39.9 million) and Federal Home Loan Bank of Boston advances ($15.2 million), as well as the net proceeds of the initial public offering of stock ($68.4 million).

          Net loans increased $61.3 million, or 10.8%, to $630.6 million at December 31, 2005 from $569.2 million at December 31, 2004. One- to four-family residential mortgage loans increased $40.4 million, or 12.2%, to $371.3 million at December 31, 2005, reflecting continued strong demand in our primary market area for residential mortgage loans, given the continued low interest rate environment for fixed rate loans. The increase also reflected management’s decision to retain substantially all originations of residential mortgage loans in portfolio. Commercial real estate loans and commercial and industrial loans increased $12.3 million, or 8.9%, and $3.3 million, or 5.9%, respectively, reflecting strengthening economic conditions in our primary market area as well as our continued efforts to diversify our lending activities and improve our net interest rate spread by increasing our origination of these generally higher-yielding loans. At December 31, 2005, commercial real estate loans and commercial and industrial loans represented 23.80% and 9.40%, respectively, of our total loan portfolio compared to 24.00% and 9.81%, respectively, at December 31, 2004. Construction loans decreased $964,000, or 3.3%, to $28.8 million at December 31, 2005,

          Securities available for sale increased $74.1 million, or 48.7%, to $226.5 million at December 31, 2005 from $152.3 million at December 31, 2004. This significant growth and the relative increase in shorter-term securities resulted largely from the completion of the Company’s initial public offering, which raised $68.4 in investable funds.Mortgage-backed securities increased $13.0 million during 2005 to $114.7 million at December 31, 2005 from $101.7 million at December 31, 2004.

          Total cash and cash equivalents decreased $7.4 million, to $15.8 million at December 31, 2005, reflecting routine fluctuations in cash balances.

          Total deposits increased $40.0 million, or 6.5%, to $653.6 million at December 31, 2005. The increase reflected substantial growth in our interest bearing deposit accounts, consisting of money market accounts, certificates of deposit, regular savings accounts, and NOW accounts, which increased to $560.3 million at December 31, 2005 from $527.4 million at December 31, 2004. Federal Home Loan Bank advances increased $15.2 million, or 17.5%, to $101.9 million at December 31, 2005. We have used such advances to “match fund” a substantial portion of our residential mortgage loans, as well as a portion of our commercial real estate and commercial and industrial loans, in order to reduce our interest rate risk. Repurchase agreements increased $4.1 million or 95.4% to $8.4 million at December 31, 2005 compared to $4.3 million at December 31, 2004.

          Total stockholders’ equity increased $74.8 million, or 120.0%, to $137.0 million at December 31, 2005. The Company received $68.4 million of net proceeds in the offering, selling 7.7 million shares of common stock at $10 per share. In addition, stockholders’ equity was positively affected by net income of $4.4 million for the year ended December 31, 2005, which was partially offset by accumulated other comprehensive loss, net of taxes, of $2.5 million, due to unrealized losses on securities available for sale. The other comprehensive losses due to unrealized losses on securities available for sale were due to changes in interest rates since the securities were purchased; management has concluded that none of the securities have impairments that are other than temporary.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

          Net Income. Net income decreased $1.2 million, or 21.0%, to $4.4 million for the year ended December 31, 2005 from $5.5 million for the year ended December 31, 2004. The decrease primarily resulted from a one-time after-tax expense of $2.2 million, which was incurred to establish and fund the newly formed United Charitable Foundation.Excluding the effect of the charitable contribution, net income would have amounted to $6.6 million or 19% greater than 2004. This increase was attributable largely to the investment of the proceeds of the initial public offering during the last six months of the year.

          Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.6 million, or 10.8%, to $27.0 million for the year ended December 31, 2005. The increase reflected a $95.0 million, or 13.0%, increase in our interest-earning assets, which was partially offset by a 26 basis point decline in our net interest rate spread to 2.77% for the year ended December 31, 2005 from 3.03% for the year ended December 31, 2004. The reduction in the net interest rate spread was at least partially attributable to the flattening of the yield curve wherein short-term interest rates generally increased while longer-term rates remained essentially flat during 2005.

          Interest Income. Interest income increased $6.7 million, or 18.3%, to $43.2 million for the year ended December 31, 2005 from $36.5 million for the prior year. The increase resulted from the $95.0 million, or 13.0%, increase in the average balance of interest-earning assets, coupled with the 24 basis point increase in the average yield on such assets to 5.23% for the year ended December 31, 2005 from 4.99% for the prior year. Interest earned on investment securities increased $1.4 million, or 21.1%, to $8.0 million for the year ended December 31, 2005, from $6.6 million for the year ended December 31, 2004. The increase reflected the increased average balance in such securities of $28.3 million, or 15.8%, as well as the higher yield on such securities to 3.84% from 3.68%. Interest income attributable to loans increased $4.9 million, or 16.4%, to $34.5 million for the year ended December 31, 2005 from $29.7 million for the year ended December 31, 2004. The increase in interest earned on loans was due to the $58.4 million, or 10.8%, increase in the average balance of loans, coupled with the 28 basis point increase in the yields earned on such loans to 5.79% from 5.51%, as the continued strong demand for residential financing in our primary market area resulted in our loan originations more than offsetting loan prepayments.

          Interest Expense. Interest expense increased $4.1 million, or 33.4%, to $16.2 million for the year ended December 31, 2005 from $12.1 million for the year ended December 31, 2004. The increase in interest expense was due to the $40.2 million, or 6.4%, increase in the average balance of interest-bearing liabilities to $659.3 million for the year ended December 31, 2005 from $619.1 million for the year ended December 31, 2004, combined with the increase in the average cost of such liabilities to 2.46% for the year ended December 31, 2005 from 1.96% for the prior year. The interest paid on deposits increased by $3.3 million, or 36.7%, reflecting an increase in the average cost of such deposits to 2.22% from 1.71% due to the rising interest rate environment, while the average balance of such deposits increased by $26.6 million, or 5.0%, as we continued to expand deposit balances to fund loan growth. Interest paid on Federal Home Loan Bank advances increased by $711,000, or 24.0%, reflecting an increase in the average balance of such advances to $96.7 million for the year ended December 31, 2005 from $85.4 million for the prior year, coupled with the increase in the average cost of such advances to 3.79% from 3.47%. We have increased the use of such advances to match fund loans, particularly residential mortgage loans.

          Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management made a provision of $917,000 for the year ended December 31, 2005, as compared to a $983,000 provision for the year ended December 31, 2004. The modest decrease in the provision in 2005 as compared to 2004 was due primarily to a decrease in adversely classified loans and in non-performing loans in 2005 as compared to 2004. The allowance for loan losses was $6.4 million, or 1.00% of loans outstanding at December 31, 2005, as compared to $5.8 million, or 1.00% of loans outstanding at December 31, 2004.

          Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis,and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate and commercial and industrial loans. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate and commercial and industrial loans may result in larger additions to the allowance for loan losses in future periods.

          Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

          Noninterest Income. Noninterest income increased $226,000, or 4.4%, to $5.4 million for the year ended December 31, 2005 from $5.1 million for the prior year. This growth in noninterest income was primarily due to an increase in fee income on depositors’ accounts to $4.1 million for the year ended December 31, 2005 from $3.7 million for the prior year, reflecting additional deposit accounts in 2005 as compared to 2004 and reduced waivers of fees on deposit accounts. This increase was partially offset by a $119,000 reduction in gains on the sales of securities.

          Noninterest Expense. Noninterest expense increased $5.3 million, or 27.5%, to $24.5 million for the year ended December 31, 2005 from $19.2 million for the prior year. Salaries and employee benefits increased to $11.2 million from $9.6 million, reflecting higher staffing levels, principally in the commercial lending area, as well as average annual salary increases of 3.3%. Occupancy expense increased to $1.5 million from $1.4 million, reflecting lease renewals at higher rates and purchases of additional facilities. Contributions and sponsorships increased $3.6 million reflecting the contribution to the new United Charitable Foundation. Professional fees increase $386,000 reflecting higher audit and consulting fees. Other noninterest expense, which includes postage, telephone, printing and office supplies decreased to $3.2 million from $3.7 million. The principal component of this decrease was $693,000 incurred in 2004 in connection with our reorganization into the mutual holding company structure and the conversion of United Bank to a federally chartered savings bank (including the change of the name of the bank).

          Income Tax Expense. Income tax expense decreased to $2.6 million for the year ended December 31, 2005 from $3.8 million for the prior year. The effective tax rate was 37.8% and 40.9% for 2005 and 2004, respectively. The lower effective tax rate in 2005 reflected the higher proportion of our pre-tax income earned at UCB Securities, Inc., our security corporation, whose earnings are taxed by Massachusetts at a lower rate than United Bank.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

          Net Income. Net income decreased $372,000, or 6.3%, to $5.5 million for the year ended December 31, 2004 from $5.9 million for the year ended December 31, 2003. The decrease primarily resulted from lower noninterest income, higher noninterest expense and higher provision for loan losses, partially offset by increased net interest income.

          Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.1 million, or 9.3%, to $24.6 million for the year ended December 31, 2004. The increase reflected an $81.4 million, or 12.5%, increase in our interest earning assets, which was partially offset by an 11 basis point decline in our net interest rate spread to 3.06% for the year ended December 31, 2004 from 3.17% for the year ended December 31, 2003. The reduction in the net interest rate spread was at least partially attributable to the flattening of the yield curve wherein short-term interest rates generally increased while longer-term rates remained essentially flat during 2004. This trend has continued into 2005.

          Interest Income. Interest income increased $2.7 million, or 7.8%, to $36.8 million for the year ended December 31, 2004 from $34.1 million for the prior year. The increase resulted from the $81.4 million, or 12.5%, increase in the average balance of interest-earning assets, which more than offset the 22 basis point decrease in the average yield on such assets to 5.02% for the year ended December 31, 2004 from 5.24% for the prior year. Interest earned on investment securities increased $1.9 million, or 39.6%, to $6.6 million for the year ended December 31, 2004, from $4.7 million for the year ended December 31, 2003. The increase reflected the increased average balance in such securities of $37.5 million, or 26.5%, as well as the higher yield on such securities to 3.68% from 3.33%. Interest income attributable to loans increased a modest $852,000 or 2.9%, to $30.0 million for the year ended December 31, 2004 from $29.1 million for the year ended December 31, 2003. The slight increase in interest earned on loans was due to the $51.0 million, or 10.5%, increase in the average balance of loans, which more than offset the 41 basis point decrease in the yields earned on such loans to 5.56% from 5.97%, as the continued low market interest rate environment combined with strong demand for residential financing in our primary market area resulted in our loan originations more than offsetting loan prepayments.

          Interest Expense. Interest expense increased $565,000 or 4.9%, to $12.1 million for the year ended December 31, 2004 from $11.6 million for the year ended December 31, 2003. The increase in interest expense was due to the $59.9 million, or 10.7%, increase in the average balance of interest-bearing liabilities to $619.1 million for the year ended December 31, 2004 from $559.2 million for the year ended December 31, 2003, which more than offset the decrease in the average cost of such liabilities to 1.96% for the year ended December 31, 2004 from 2.07% for the prior year. The interest paid on deposits decreased by $265,000 or 2.9%, reflecting a decrease in the average cost of such deposits to 1.71% from 1.87% due to the continued low market interest rate environment, while the average balance of such deposits increased by $31.8 million, or 6.4%, as we continued to expand deposit balances to fund loan growth. The interest paid on savings accounts, money market and NOW accounts, certificates of deposit and other interest-bearing deposits all decreased, as the lower average cost more than offset the higher average balances of each category of deposits. Interest paid on Federal Home Loan Bank advances increased by $809,000 or 37.6%, reflecting an increase in the average balance of such advances to $85.4 million for the year ended December 31, 2004 from $57.7 million for the prior year, which more than offset a decrease in the average cost of such advances to 3.47% from 3.73%. We have increased the use of such advances to match fund loans, particularly residential mortgage loans.

          Provision for Loan Losses. Management made a provision of $982,700 for the year ended December 31, 2004, as compared to a $294,000 provision for the year ended December 31, 2003. The increase in the provision in 2004 as compared to 2003 was due primarily to the higher proportion of commercial real estate loans and commercial and industrial loans, higher adversely classified loans (up 87.8%) and higher non-performing loans (up 107.2%) in 2004 as compared to 2003. The increase in adversely classified loans reflected our classification of a lending relationship totaling $8.0 million; although the loan is performing in accordance with its terms, the underlying business is not currently profitable. The increase in non-performing loans reflected a $1.3 million commercial and industrial loan to a borrower in the process of liquidation, and a $500,000 residential mortgage loan, which is in foreclosure. The allowance for loan losses was $5.8 million, or 1.00% of loans outstanding at December 31, 2004, as compared to $5.1 million, or 1.02% of loans outstanding at December 31, 2003.

          Noninterest Income. Noninterest income decreased $446,000 or 8.3%, to $4.9 million for the year ended December 31, 2004 from $5.4 million for the prior year. The decrease reflected lower gain on sale of loans, which decreased to $14,000 for the year ended December 31, 2004 from $78,000 for the prior year. While we do not originate loans for the purpose of resale, we have sold loans into the secondary mortgage market. During 2004, we sold a pool of loans with a principal balance of approximately $5.2 million, while in 2003, we sold pools of loans with principal balances of approximately $10.4 million. Gain on the sale of investment securities decreased to $122,000 for the year ended December 31, 2004 from $531,000 for the prior year, reflecting less attractive pricing for these investment securities in the higher interest rate environment that prevailed in 2004. These decreases in noninterest income were partially offset by an increase in fee income on depositors’ accounts to $3.7 million for the year ended December 31, 2004 from $3.4 million for the prior year, reflecting additional deposit accounts in 2004 as compared to 2003 and reduced waivers of fees on deposit accounts.

          Noninterest Expense. Noninterest expense increased $1.4 million, or 8.0%, to $19.2 million for the year ended December 31, 2004 from $17.8 million for the prior year. Salaries and employee benefits increased to $10.1 million from $9.9 million, reflecting higher staffing levels, principally in the commercial lending area, as well as average annual salary increases of 3.3%. Occupancy expense increased to $1.5 million from $1.4 million, reflecting lease renewals at higher rates and purchases of additional facilities. Data processing expense increased to $2.7 million from $2.4 million due primarily to volume related factors. Other noninterest expense, which includes contributions, postage, telephone, printing and office supplies increased to $3.4 million from $2.7 million. The principal component of this increase was $693,000 incurred in 2004 in connection with our reorganization into the mutual holding company structure and the conversion of United Bank to a federally chartered savings bank (including the change of the name of the bank).

          Income Tax Expense. Income tax expense decreased to $3.8 million for the year ended December 31, 2004 from $3.9 million for the prior year. The effective tax rate was 40.9% and 39.9% for 2004 and 2003, respectively. The higher effective tax rate in 2004 reflected the higher proportion of our interest-earning assets held at United Bank compared to UCB Securities, Inc., our security corporation, whose earnings are taxed by Massachusetts at a lower rate.

          Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.

	Years Ended December 31,

	2005			2004

	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Interest-earning assets:
Loans	$596,986	$34,540	5.79%	$538,571	$29,682	5.51%
Investment securities	207,301	7,970	3.84	179,036	6,582	3.68
Other interest-earning assets	23,076	723	3.13	14,764	268	1.82

Total interest-earning assets	827,363	43,233	5.23	732,371	36,532	4.99
Noninterest-earning assets	31,458			27,040

Total assets	$858,821			$759,411

Interest-bearing liabilities:
Savings accounts	$93,477	647	0.69	$93,900	698	0..74
Money market/NOW accounts	186,067	3,246	1.74	187,664	1,800	0.96
Certificates of deposit	274,002	8,407	3.07	245,395	6,497	2.65

Total interest-bearing deposits	553,546	12,300	2.22	526,959	8,995	1.71
FHLB advances	96,743	3,671	3.79	85,413	2,960	3.47
Other interest-bearing liabilities	9,038	235	2.60	6,732	193	2.91

Total interest-bearing liabilities	659,327	16,206	2.46	619,105	12,148	1.96
Noninterest-bearing liabilities	101,376			80,525

Total liabilities	760,703			699,630
Stockholders’ equity	98,118			59,781

Total liabilities and stockholders’ equity	$858,821			$759,411

Net interest income		$27,027			$24,384

Interest rate spread(1)			2.77%			3.03%
Net interest-earning assets(2)	$168,735			$113,267

Net interest margin(3)			3.27%			3.33%
Average interest-earning assets to average interest-bearing liabilities			125.49%			118.30%

	Years Ended December 31,

	2003

	Average Balance	Interest and Dividends	Yield/ Cost

Interest-earning assets:
Loans	$487,579	$28,742	5.89%
Investment securities	141,554	4,714	3.33
Other interest-earning assets	21,881	320	1.45

Total interest-earning assets	651,014	33,776	5.19
Noninterest-earning assets	31,188

Total assets	$682,202

Interest-bearing liabilities:
Savings accounts	$85,570	796	0.93
Money market/NOW accounts	186,118	1,883	1.01
Certificates of deposit	223,463	6,581	2.95

Total interest-bearing deposits	495,151	9,260	1.87
FHLB advances	57,675	2,151	3.73
Other interest-bearing liabilities	6,363	172	2.70

Total interest-bearing liabilities	559,189	11,583	2.07
Noninterest-bearing liabilities	67,973

Total liabilities	627,162
Stockholders’ equity	55,040

Total liabilities and stockholders’ equity	$682,202

Net interest income		$22,193

Interest rate spread(1)			3.12%
Net interest-earning assets(2)	$91,826

Net interest margin(3)			3.41%
Average interest-earning assets to average interest-bearing liabilities			116.42%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2005 vs. 2004			Years Ended December 31, 2004 vs. 2003

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(In thousands)
Interest-earning assets:
Loans	$3,329	$1,529	$4,858	$2,488	$(1,548)	$940
Investment securities	1,076	312	1,388	1,461	405	1,866
Other interest-earning assets	199	256	455	(118)	68	(50)

Total interest-earning assets	4,604	2,097	6,701	3,831	(1,075)	2,756

Interest-bearing liabilities:
Savings accounts	(3)	(48)	(51)	72	(170)	(98)
Money market/NOW accounts	(15)	1,461	1,446	17	(100)	(83)
Certificates of deposit	808	1,102	1,910	614	(698)	(84)

Total interest-bearing deposits	790	2,515	3,305	703	(968)	(265)

FHLB Advances	414	297	711	971	(162)	809
Other interest-bearing liabilities	61	(19)	42	(47)	68	21

Total interest-bearing liabilities	1,258	2,800	4,058	1,627	(1,062)	565

Change in net interest income	$3,346	$(703)	$2,643	$2,204	$(13)	$2,191

Management of Market Risk

          General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an interest rate risk management consultant, senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee generally meets at least on a monthly basis to review our asset/liability policies and interest rate risk position.

          We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” longer-term one- to four-family residential mortgage loans; (ii) investing in variable-rate mortgage-backed securities; (iii) continued emphasis on increasing core deposits; (iv) offering adjustable-rate and shorter-term commercial real estate loans and commercial and industrial loans; and (v) offering a variety of consumer loans, which typically have shorter-terms. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.

          Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not prepare a NPV calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

          The table below, sets forth, as of September 30, 2005, the latest date for which such data is available, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. This data is for United Bank and its subsidiary only and does not include any yield curve changes in the assets of United Financial Bancorp, Inc.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease in NPV)		NPV as a Percentage of Present Value of Assets (3)

				NPV Ratio (4)	Increase (Decrease) (basis points)

		Amount	Percent

	(Dollars in thousands)

+300	$80,643	$(42,812)	(35)%	9.66%	(420)
+200	94,825	(28,629)	(23)	11.12	(275)
+100	109,496	(13,958)	(11)	12.56	(131)
0	123,454	13.86
-100	132,091	8,637	7	14.61	74

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

          The table above indicates that at September 30, 2005, in the event of a 100 basis point decrease in interest rates, we would experience a 7% increase in net portfolio value. In the event of a 300 basis point increase in interest rates, we would experience a 35% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Liquidity and Capital Resources

          Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. For the year ended December 31, 2005, our liquidity ratio averaged 34.67%.

          We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

          Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $15.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $226.5 million at December 31, 2005. In addition, at December 31, 2005, we had the ability to borrow a total of approximately $209 million from the Federal Home Loan Bank of Boston. On that date, we had $107.5 million in advances outstanding.

          Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

          At December 31, 2005, we had $14.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $114 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2005 totaled $196.1 million, or 30.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

          Our primary investing activities are the origination of loans and the purchase of securities. In 2005, we originated $290.0 million of loans and purchased $124.9 million of securities. In 2004, we originated $292.2 million of loans and purchased $58.6 million of securities.

          Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $39.9 million and $18.9 million for the years ended December 31, 2005 and 2004, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

          Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances reflected net increases of $15.2 million and $9.9 million during the years ended December 31, 2005 and 2004, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” longer-term one- to four-family residential mortgage loans, with Federal Home Loan Bank advances.

          United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note L of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

          Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note J, “Commitments,” to our Consolidated Financial Statements.

          Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

          The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2005. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

	(In thousands)

Certificates of Deposit	$196,099	$59,911	$21,625	$—	$277,635
Federal Home Loan Bank advances	13,799	29,393	20,318	38,371	101,880
Repurchase Agreements	8,434	—	—	—	8,434
Standby letters of credit	1,225	158	—	—	1,383
Operating leases	216	273	179	—	668

Total	$219,773	$89,735	$42,122	$38,371	$390,001

Commitments to extend credit	$145,343	$—	$—	$—	$145,343

Recent Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), that prescribes guidance to be used to determine when an investment in debt and equity securities is considered impaired, whether the impairment is other than temporary and the measurement of an impaired loss. EITF 03-1 also specifies certain disclosures for investment securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are included herein in Note C to the consolidated financial statements. In November 2005, the FASB issued a staff position (FSP) with implementation guidance for impairment measurement and recognition, which became effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The guidance in the FSP is not expected to have any effect on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payments”, (“SFAS No. 123(R)”), which became effective as of July 1, 2005.  United Bank does not currently have any outstanding share-based compensation arrangements. In the likely event that such arrangements are approved in the future (see Note O to the consolidated financial statement), the applicability of SFAS No.123(R) would have an effect on the Company’s results of operations, the materiality of which is currently unknown.

Impact of Inflation and Changing Prices

          The consolidated financial statements and related notes of United Financial Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls.

          There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

          Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item will be filed with the Securities and Exchange Commission by an amendment to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this Item will be filed with the Securities and Exchange Commission by an amendment to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this Item will be filed with the Securities and Exchange Commission by an amendment to this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item will be filed with the Securities and Exchange Commission by an amendment to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item will be filed with the Securities and Exchange Commission by an amendment to this Annual Report on Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2005 and 2004

(C)	Consolidated Statements of Earnings - Years ended December 31, 2005, 2004 and 2003

(D)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income - Years ended December 31, 2005, 2004 and 2003

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Charter of United Financial Bancorp, Inc.*

3.2	Resolution and Consent of Sole Stockholder Amending the Charter of United Financial Bancorp, Inc.*

3.3	Bylaws of United Financial Bancorp, Inc.*

4	Form of Common Stock Certificate of United Financial Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Executive Supplemental Compensation Agreement by and between United Bank and Richard B. Collins*

10.3	Executive Supplemental Compensation Agreement by and between United Bank and Keith E. Harvey*

10.4	Executive Supplemental Compensation Agreement by and between United Bank and John J. Patterson*

10.5	Restated Executive Supplemental Compensation Agreement by and between United Bank and Donald F.X. Lynch*

10.6	United Bank 2004 and 2005 Incentive Plans*

10.7	Deferred Income Agreement by and between United Bank and Donald G. Helliwell*

10.8	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr.*

10.9	Deferred Income Agreement by and between United Bank and George W. Jones*

10.10	Directors Fee Continuation Plan*

10.11	Form of Employment Agreement by and between United Bank and Richard B. Collins*

10.12	Form of Change in Control Agreement by and between United Bank and certain executive officers*

13	Portions of Annual Report to Stockholders

14	Code of Ethics

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (file no. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date:	March 30, 2006	By:	/s/ Richard B. Collins

Richard B. Collins
Chief Executive Officer, President and Director
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins	Chief Executive Officer, President and	March 30, 2006
Director (Principal Executive Officer)
Richard B. Collins

/s/ Donald F.X. Lynch	Executive Vice President and Chief Financial Officer	March 30, 2006
(Principal Financial and Accounting Officer)
Donald F. X. Lynch

/s/ Robert W. Bozenhard, Jr.	Chairman of the Board	March 30, 2006

Robert W. Bozenhard, Jr.

/s/ Michael F. Crowley	Director	March 30, 2006

Michael F. Crowley

/s/ Carol Moore Cutting	Director	March 30, 2006

Carol Moore Cutting

/s/ Donald G. Helliwell	Director	March 30, 2006

Donald G. Helliwell

/s/ George W. Jones	Director	March 30, 2006

George W. Jones

/s/ Carol A. Leary	Director	March 30, 2006

Carol A. Leary

/s/ G. Todd Marchant	Director	March 30, 2006

G. Todd Marchant

/s/ Kevin E. Ross	Director	March 30, 2006

Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Director	March 30, 2006

Robert A. Stewart, Jr.

/s/ Thomas H. Themistos	Director	March 30, 2006

Thomas H. Themistos

/s/ Michael F. Werenski	Director	March 30, 2006

Michael F. Werenski

UNITED FINANCIAL BANCORP, INC.
INDEX TO FINANCIAL STATEMENTS

All Schedules are omitted as the required information is either not applicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

Board of Directors
United Financial Bancorp, Inc.

          We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary (the “Bank”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Bank is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
January 27, 2006
(except for Note O, as to which the
  date is February 16, 2006)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2005	2004

ASSETS

Cash and due from banks	$15,841	$15,772
Interest bearing deposits	2	7,180
Liquidity and cash funds	—	281

Total cash and cash equivalents	15,843	23,233

Securities available for sale, at fair value	226,465	152,329
Securities to be held to maturity, at amortized cost (fair value $3,298 in 2005 and $2,498 in 2004)	3,325	2,498
Loans, net of allowance for loan losses of $6,382 in 2005 and $5,750 in 2004	630,558	569,243
Other real estate owned	1,602	—
Accrued interest receivable	3,928	2,862
Deferred tax asset, net	1,245	1,551
Stock in the Federal Home Loan Bank of Boston	6,588	6,021
Banking premises and equipment, net	8,236	7,671
Bank-owned life insurance	6,031	5,705
Other assets	2,692	895

TOTAL ASSETS	$906,513	$772,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest bearing	$560,310	$527,426
Non-interest bearing	93,301	86,246

Total deposits	653,611	613,672
Federal Home Loan Bank of Boston advances	101,880	86,694
Repurchase agreements	8,434	4,317
Escrow funds held for borrowers	1,129	954
Accrued expenses and other liabilities	4,454	4,116

Total liabilities	769,508	709,753

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 60,000,000 shares; 17,205,995 shares issued in 2005 and 100 shares issued in 2004	172	—
Paid-in capital	78,446	—
Retained earnings	66,944	62,667
Unearned ESOP shares	(6,092)	—
Accumulated other comprehensive loss, net of taxes	(2,465)	(412)

Total stockholders’ equity	137,005	62,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$906,513	$772,008

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Interest and dividend income:
Loans	$34,540	$29,682	$28,742
Investments	7,970	6,582	4,714
Other interest-earning assets	723	268	320

Total interest and dividend income	43,233	36,532	33,776

Interest expense:
Interest on deposits	12,300	8,995	9,261
Interest on short-term borrowings	1,675	373	157
Interest on long-term debt	2,231	2,780	2,165

Total interest expense	16,206	12,148	11,583

Net interest income before provision for loan losses	27,027	24,384	22,193

Provision for loan losses	917	983	294

Net interest income after provision for loan losses	26,110	23,401	21,899

Non-interest income:
Fee income on depositors’ accounts	4,084	3,683	3,434
Net gain on sale of securities	3	122	531
Income from bank-owned life insurance	326	332	359
Other income	947	997	1,379

Total non-interest income	5,360	5,134	5,703

Non-interest expense:
Salaries and benefits	11,181	9,564	9,123
Occupancy expenses	1,494	1,453	1,377
Marketing expenses	1,386	1,244	1,198
Data processing expenses	2,711	2,681	2,371
Contributions and sponsorships	3,791	192	134
Professional fees	722	336	240
Other expenses	3,167	3,709	3,342

Total non-interest expense	24,452	19,179	17,785

Income before income taxes	7,018	9,356	9,817

Income tax expense	2,649	3,828	3,917

NET INCOME	$4,369	$5,528	$5,900

Basic and diluted earnings per share	NM	NA	NA

NM - Not meaningful
NA - Not applicable

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2005, 2004 and 2003
(Dollars in thousands)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss)	Total

Balances at December 31, 2002	$—	$—	$51,390	$—	$1,223	$52,613

Net income	—	—	5,900	—	—	5,900
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(1,462)	(1,462)

Total comprehensive income						4,438

Balances at December 31, 2003	—	—	57,290	—	(239)	57,051

Impact of reorganization	—	—	(150)	—	—	(150)
Net income	—	—	5,527	—	—	5,527
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(173)	(173)

Total comprehensive income						5,354

Balances at December 31, 2004	—	—	62,667	—	(412)	62,255

Net income	—	—	4,369	—	—	4,369
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(2,053)	(2,053)

Total comprehensive income						2,316

Issuance of common stock, net of offering costs of $1,900	77	74,745	—	—	—	74,822
Issuance of common stock to MHC	92	—	(92)	—	—	—
Issuance of common stock to United Charitable Foundation	3	3,646	—	—	—	3,649
Shares purchased for ESOP	—	—	—	(6,413)	—	(6,413)
ESOP shares allocated	—	55	—	321	—	376

Balances at December 31, 2005	$172	$78,446	$66,944	$(6,092)	$(2,465)	$137,005

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$4,369	$5,528	$5,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	917	983	294
Stock contribution to United Charitable Foundation	3,441	—	—
ESOP expense	376	—	—
Amortization of premiums and discounts	670	1,062	1,037
Provision for other real estate owned	—	(21)	—
Depreciation and amortization	667	647	616
Deferred (prepaid) income tax expense	978	(1)	1,524
Net gain on sale of available for sale securities	(3)	(122)	(531)
Gain on sale of loans	(2)	(13)	(78)
Net (gain) loss on sale of property and equipment	(4)	(2)	20
(Increase) decrease in accrued interest receivable	(1,065)	282	(575)
Increase in cash surrender value of life insurance	(326)	(332)	(359)
(Increase) decrease in other assets	(1,797)	678	(817)
Increase (decrease) in accrued expenses and other liabilities	337	469	(1,625)

Net cash provided by operating activities	8,558	9,158	5,406

Cash flows from investing activities:
Purchases of securities available for sale	(124,036)	(58,142)	(228,095)
Proceeds from sales, maturities and principal repayments of securities available for sale	46,724	101,631	126,375
Purchase of securities to be held to maturity	(909)	(404)	(1,494)
Proceeds from maturities and principal repayments of securities to be held to maturity	75	77	56
Purchases of Federal Home Loan Bank of Boston stock	(567)	(2,072)	(734)
Refund of Cooperative Central Bank deposit	—	1,522	—
Proceeds from sales of other real estate owned	—	39	45
Net loan originations and principal collections	(64,046)	(78,428)	(44,332)
Proceeds from sales of loans	215	5,314	10,403
Purchases of property and equipment	(1,245)	(382)	(1,732)
Proceeds from sale of property and equipment	16	14	420

Net cash used in investing activities	(143,773)	(30,831)	(139,088)

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows - Continued
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Cash flows from financing activities:
Net increase in deposits	$39,938	$18,924	$61,044
Net increase (decrease) in repurchase agreements	4,118	98	3,073
Net increase (decrease) in escrow funds held for borrowers	174	14	—
Proceeds of FHLBB advances	148,365	185,714	51,500
Repayments of FHLBB advances	(133,179)	(175,839)	(4,569)
Proceeds of sale of common stock, net	74,822	—	—
Acquisition of common stock by ESOP	(6,413)	—	—
Impact of reorganization	—	(150)	—

Net cash provided by financing activities	127,825	28,761	111,048

Increase (decrease) in cash and cash equivalents	(7,390)	7,088	(22,634)

Cash and cash equivalents at beginning of year	23,233	16,145	38,779

Cash and cash equivalents at end of year	$15,843	$23,233	$16,145

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year:
Interest on deposits and other borrowings	$16,080	$12,102	$11,484
Income taxes – net	2,786	2,635	4,314

Transfer of loans to other real estate owned	1,602	—	—

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE A – REORGANIZATION AND CHANGE IN CORPORATE FORM

During 2004, the Company received both regulatory and depositor approval to reorganize from a state-chartered cooperative bank to a multi-tier federally-chartered holding company. As a result, United Financial Bancorp, Inc., a stock holding company, was formed to be the parent company of United Bank (the Bank) and United Mutual Holding Company (MHC), a mutual holding company, was formed to be the parent company of United Financial Bancorp, Inc. Included in non-interest expenses in the accompanying statement of earnings for the year ended December 31, 2004 are related reorganization expenses of $693.

In December 2004, the Board of Directors of United Mutual Holding Company adopted a plan pursuant to which United Financial Bancorp, Inc.(the Company) intended to sell up to 49% of its common stock to eligible Bank depositors and, if necessary, to the general public. The Company’s initial public offering concluded on July 12, 2005 after the receipt of regulatory approval. The Company raised $74,822 in the offering, selling 7.7 million shares of common stock at $10 per share. This represented 44.6% of the stock issued. In addition, 344,100 shares or 2.0% of the shares outstanding were contributed to the newly formed United Charitable Foundation (“the Foundation”) to further support the Bank’s ongoing commitment to the community. United Mutual Holding Company holds the remaining 53.4% of the outstanding shares.

The Company established the Foundation in connection with the reorganization and funded it with 344,100 shares of the Company’s common stock. This contribution resulted in the recognition of expense equal to $3,441 based on the offering price of $10 per share. The Company expects to realize an additional tax benefit of $208 that was recorded as an increase to stockholders’ equity because the basis for the contribution for tax purposes was based on the trading price of Company stock on its first day of trading.

In addition, the Bank’s Board of Directors adopted an Employee Stock Ownership Plan (the “ESOP”) which purchased 8%, or 641,300 shares, in the initial public offering financed by a loan from the Company. (See Note I)

The reorganization to a mutual holding company structure has been accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Subsequent to the stock offering, the existing liquidation rights of the Bank’s depositors were transferred with records to be maintained to ensure such rights receive statutory priority in the event of a complete mutual-to-stock conversion or in the more unlikely event of the Bank’s liquidation.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary United Bank. UCB Securities, Inc. is a subsidiary of the Bank and is engaged in the buying and selling or the holding of securities. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as “the Bank”.

The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

     Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses and the valuation allowance for the deferred tax asset.

The following is a description of the Bank’s more significant accounting policies:

     Cash and Cash Equivalents

The Bank classifies cash and due from banks, interest bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have original maturities of 90 days or less.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

     Investment Securities

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of taxes, as a separate component of stockholders’ equity. The Bank had no securities classified as trading at December 31, 2005 and 2004.

Premiums and discounts on investment securities are amortized or accreted into income on the level yield method over the life of the investments. If a decline in the fair value of an investment security below its cost is judged to be other-than-temporary the cost basis of the investment security is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations. Gains and losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

     Loans

Real estate mortgage loans and other loans are stated at their unpaid principal balance net of unearned loan fees and costs and the allowance for loan losses. The Bank does not originate loans for the purpose of resale.

Interest on most loans is included in income as earned based upon interest rates applied to unpaid principal using the simple interest method. Accrual of interest on loans is discontinued when in the judgment of management the collectibility of principal or interest becomes doubtful or when a loan becomes contractually past due 90 days with respect to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period interest income. Interest subsequently received on nonaccrual loans is either applied against principal or recorded as income according to management’s judgment as to the collectibility of principal. Interest accruals are resumed on such loans only when they are brought fully current as to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual term of the loan as an adjustment of yield.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined by management to be adequate to absorb probable losses based on an evaluation of known and inherent losses in the portfolio. The adequacy of the allowance for loan losses is evaluated on a quarterly basis by management. Factors considered in evaluating the adequacy of the allowance include prior loss experience, current economic conditions and their effect on borrowers, the character and size of the loan portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely and recoveries are credited to the allowance when received.

Arriving at an appropriate level for the allowance for loan losses necessarily involves a high degree of judgment. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

A substantial portion of the Bank’s loans are secured by real estate in Western Massachusetts. Accordingly, the ultimate collectibility of the Bank’s loan portfolio is susceptible to changing conditions in this market area.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

     Earnings Per Share

Earnings per share (“EPS”) for the periods presented herein are either not applicable or not meaningful as the Bank did not issue any shares (other than a nominal number of shares upon its reorganization - See Note A) until it became a public company in July 2005.

     Other Real Estate Owned

Other real estate owned (“OREO”) is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses are charged to current period operations as incurred. Gains and losses upon disposition are reflected in income as realized.

Foreclosed assets held for sale are recorded at the lower of fair value less estimated costs to sell or cost. Subsequent changes in the fair valuation of the foreclosed assets are reflected as a valuation allowance.

     Banking Premises and Equipment

Banking premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term, including consideration of renewal options, or estimated useful life of the asset. The cost of maintenance and repairs is charged against income as incurred.

The Bank reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

     Pension Plan

The Bank provides pension benefits for eligible employees through a multi-employer defined benefit plan sponsored by the Co-operative Banks Employees’ Retirement Association (CBERA). The Bank’s policy is to expense related pension costs based on assessments by CBERA. The Bank has also established a defined contribution plan for eligible employees. The Bank matches employee contributions up to 5% of an employee’s qualified compensation.

     Income Taxes

The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax basis of the Bank’s assets and liabilities and certain tax carryforwards at enacted tax rates. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Bank’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management’s belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Bank’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was necessary at December 31, 2005 or 2004 for deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

     Advertising

The Bank expenses all advertising costs as incurred.

     Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity such items, along with net income, are components of comprehensive income.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

     Comprehensive Income

The components of other comprehensive income and related tax effects are as follows for the years ended December 31:

	2005	2004	2003

Change in unrealized holding losses on available for sale securities	$(3,371)	$(180)	$(1,834)
Reclassification adjustment for gains realized in income	(3)	(122)	(531)

Net change in unrealized losses	(3,374)	(302)	(2,365)

Tax effect	1,321	129	903

Net-of-tax amount	$(2,053)	$(173)	$(1,462)

     Reclassifications

Amounts reported for prior periods are reclassified as necessary to be consistent with the current-period presentation.

     Recent Accounting Developments

At its March 2004 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), that prescribes guidance to be used to determine when an investment in debt and equity securities is considered impaired, whether the impairment is other than temporary and the measurement of an impaired loss. EITF 03-1 also specifies certain disclosures for investment securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. These disclosures are included herein in Note C to the consolidated financial statements. In November 2005, the FASB issued a staff position (FSP) with implementation guidance for impairment measurement and recognition which became effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The guidance in the FSP is not expected to have any effect on the Bank’s financial condition or results of operations.

In December, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payments”, (“SFAS No. 123(R)”), which became effective as of July 1, 2005. The Bank does not currently have any outstanding share-based compensation arrangements. In the likely event that such arrangements are approved in the future (see Note O), the applicability of SFAS No.123(R) would have an effect on the Bank’s results of operations the materiality of which is currently unknown.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE C – INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities Available for Sale
December 31, 2005:
Federal agency obligations	$99,957	$1	$(1,397)	$98,561
Mortgage-backed securities	117,259	102	(2,659)	114,702
Corporate bonds	13,011	54	(135)	12,930

Subtotal	230,227	157	(4,191)	226,193
Marketable equity securities	294	—	(22)	272

	$230,521	$157	$(4,213)	$226,465

December 31, 2004:
Federal agency obligations	$35,414	$4	$(334)	$35,084
Mortgage-backed securities	102,209	397	(927)	101,679
Corporate bonds	15,094	255	(58)	15,291

Subtotal	152,717	656	(1,319)	152,054
Marketable equity securities	294	—	(19)	275

	$153,011	$656	$(1,338)	$152,329

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities to be Held to Maturity

December 31, 2005:
Industrial revenue bonds	$1,346	$—	$—	$1,346
Municipal bonds	1,979	—	(27)	1,952

	$3,325	$—	$(27)	$3,298

December 31, 2004:
Industrial revenue bonds	$1,420	$—	$—	$1,420
Municipal bonds	1,078	3	(3)	1,078

	$2,498	$3	$(3)	$2,498

The Bank’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists solely of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored agencies.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE C – INVESTMENT SECURITIES -Continued

Interest on Freddie Mac mortgage-backed securities is guaranteed by Freddie Mac. Principal and interest on Fannie Mae mortgage-backed securities is guaranteed by Fannie Mae. Principal and interest on Ginnie Mae mortgage-backed securities is guaranteed by the federal government.

As of December 31, 2005, the Bank has pledged securities with a book value of $11,000 and a fair value of $10,861 to secure treasury, tax and loan deposits at the Federal Reserve Bank of Boston and to secure customers’ repurchase agreements.

Gross unrealized losses and fair values at December 31, 2005 and 2004 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

2005
Securities Available for Sale
Federal agency obligations	$69,298	$(765)	$28,519	$(632)	50	$97,817	$(1,397)
Mortgage-backed securities	53,636	(976)	54,052	(1,683)	88	107,688	(2,659)
Corporate bonds	2,078	(74)	3,803	(61)	13	5,881	(135)
Marketable equity securities	100	(1)	172	(21)	2	272	(22)

	$125,112	$(1,816)	$86,546	$(2,397)	153	$211,658	$(4,213)

Securities to be Held to Maturity
Municipal Bonds	$1,365	$(12)	$587	$(15)	9	$1,952	$(27)

	$1,365	$(12)	$587	$(15)	9	$1,952	$(27)

	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

2004
Securities Available for Sale
Federal agency obligations	$27,095	$(265)	$4,986	$(69)	17	$32,081	$(334)
Mortgage-backed securities	27,570	(210)	54,923	(717)	56	82,493	(927)
Corporate bonds	773	(1)	3,426	(57)	9	4,199	(58)
Marketable equity securities	—	—	274	(19)	2	274	(19)

	$55,438	$(476)	$63,609	$(862)	84	$119,047	$(1,338)

Securities to be Held to Maturity
Municipal Bonds	$401	$(1)	$200	$(2)	1	$602	$(3)

	$401	$(1)	$200	$(2)	1	$602	$(3)

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE C – INVESTMENT SECURITIES – Continued

Management has evaluated the securities in the preceding tables and concluded that none of these securities have experienced impairments that are other-than temporary. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, and the credit rating on the securities. Most of the securities that are in an unrealized loss position are in a loss position due to changes in interest rates since the securities were purchased. Management has the ability to hold these securities until the earlier of maturity or a market price recovery and currently has no plans to dispose of any of these securities.

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2005	2004	2003

Proceeds from sales	$2,597	$69,703	$91,625
Gross gains	16	122	532
Gross losses	(13)	—	(1)

The scheduled maturities of debt securities to be held to maturity and securities available for sale at December 31, 2005, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities to be Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$26,644	$26,438	$—	$—
Due from one year to five years	95,807	93,977	1,411	1,394
Due from five to ten years	46,227	45,279	1,014	1,004
Due after ten years	61,548	60,498	900	900

	$230,226	$226,192	$3,325	$3,298

Mortgage-backed securities may not become due at a single maturity date. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE D – LOANS, NET

          The components of loans are as follows at December 31:

	2005	2004

Real estate - Residential (1-4 family)	$371,281	$330,834
- Commercial	150,099	137,787
Construction	28,872	29,836
Commercial and industrial	59,591	56,291
Consumer	25,949	19,322

	635,792	574,070
Other Items:
Net deferred loan costs	1,148	923
Allowance for loan losses	(6,382)	(5,750)

	$630,558	$569,243

The Bank’s lending activities are conducted principally in Western Massachusetts. The Bank grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, multi-family properties and commercial real estate properties. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

Nonaccrual loans amounted to approximately $1,717 and $3,784 at December 31, 2005 and 2004, respectively. Additional interest income of approximately $158, $110 and $88 would have been recorded during the years ended December 31, 2005, 2004 and 2003, respectively, if the loans had performed in accordance with their original terms.

At December 31, 2005 and 2004, the recorded investment in impaired loans was $700 and $2,401, respectively, all of which were accounted for on a non-accrual basis. An allowance for loan losses was established on $700 and $2,401 of the impaired loans at December 31, 2005 and 2004, respectively, which allowances amounted to $80 and $461 at the respective year-ends. The average balances of impaired loans were $2,145, $1,395 and $992 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest income recognized on impaired loans during 2005, 2004 and 2003 was not significant.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE D – LOANS, NET - Continued

Certain officers and directors of the Bank and certain corporations and individuals related to such persons incurred indebtedness, in the form of loans, as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time or comparable transactions with other customers and did not involve more than the normal risk of collectibility.

The following table summarizes the Bank’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	2005	2004

Beginning balance	$4,835	$4,257
New loans	1,933	1,741
Repayments	(1,995)	(1,163)

Ending balance	$4,773	$4,835

The Bank does not presently originate loans for the purpose of reselling them in the secondary market but has sold residential mortgage loans from its portfolio. Loan sales totaled $,-0-, $5,200 and $10,600 for the years ended December 31, 2005, 2004 and 2003, respectively. Loans serviced by the Bank for others totaled $42,400 and $52,200 at December 31, 2005 and 2004, respectively. The balances of mortgage servicing rights related to such loans were insignificant at December 31, 2005 and 2004.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE D – LOANS, NET - Continued

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2005	2004	2003

Beginning balance	$5,750	$5,094	$4,923

Provision for loan losses	917	983	294
Charge-offs	(455)	(558)	(162)
Recoveries	170	231	39

Ending balance	$6,382	$5,750	$5,094

NOTE E – BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

	2005	2004	Estimated Useful Lives

Land	$2,135	$1,813
Buildings	7,099	6,527	25 – 40 Years
Leasehold improvements	2,176	2,019
Furniture and equipment	6,280	6,098	5 – 7 Years

	17,690	16,457
Less accumulated depreciation and amortization	(9,454)	(8,786)

	$8,236	$7,671

The Bank leases five of its branches and two ATM facilities. Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $259, $231 and $283, respectively. The leases, which are noncancelable, expire at various dates through 2010. Future minimum rental commitments under the terms of operating leases are as follows:

Years ending December 31,

2006	$216
2007	151
2008	122
2009	112
2010	67

Total minimum lease payments	$668

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE F – DEPOSITS

     Deposit accounts by type are summarized as follows at December 31:

	2005	2004

Type
Demand	$93,301	$86,246
NOW	39,922	39,917
Regular Savings	87,253	94,586
Money Market	154,177	139,754
Retirement	52,694	48,496
Term Certificates	226,264	204,673

	$653,611	$613,672

Certificates of deposit with balances greater than or equal to $100 totaled $90,597 and $74,877 at December 31, 2005 and 2004, respectively. The FDIC generally insures deposit amounts up to $100, as defined in the applicable regulations.

At December 31, 2005

Three months or less	$19,556
Over three months through six months	6,935
Over six months through one year	37,666
Over one year to three years	18,101
Over three years	8,339

Total	$90,597

          The scheduled maturities of time deposits at December 31, 2005, are as follows:

Years ending December 31,

2006	$196,099
2007	44,968
2008	14,943
2009	11,055
2010	10,570

Total time deposits	$277,635

     Interest expense on deposits, classified by type, is as follows:

	2005	2004	2003

Type
NOW	$148	$90	$89
Regular Savings	647	698	796
Money Market	3,098	1,710	1,795
Retirement	1,900	1,354	1,541
Term Certificates	6,507	5,143	5,040

	$12,300	$8,995	$9,261

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE G – BORROWINGS

     Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”) and as such, it was required to invest in stock of the FHLBB, until April 2004, in an amount which was the greater of .3% of its total assets, 1% of its outstanding home loans or 5% of its outstanding advances from the FHLBB. In April 2004, the FHLBB amended its capital structure at which time the Bank’s FHLBB stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase Class B stock prior to expiration of the five year redemption notice. Under the new capital structure, the Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets (such assets totaled $292,470 at December 31, 2005) plus 4.5% of the Bank’s advances and certain other specified items.

The FHLBB is authorized to make advances to its members subject to such regulations and limitations as its Board of Directors may prescribe. The Bank’s advances are secured by its FHLBB stock and a blanket lien on certain qualified collateral, primarily one-to four-family first mortgage loans. The Bank’s unused borrowing capacity with the FHLBB was approximately $107,500 at December 31, 2005.

Advances outstanding at December 31, 2005, 2004 and 2003 consisted of the following:

	2005		2004		2003

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Within 1 year	$13,799	3.40%	$16,000	2.35%	$17,000	1.25%
Over 1 year to 2 years	10,000	4.37	12,000	3.23	—
Over 2 years to 3 years	19,393	4.95	—		—
Over 3 years to 4 years	—		—		—
Over 4 years to 5 years	20,318	3.19	22,247	4.87	24,978	4.81
Over 5 years	38,370	4.02	36,447	3.32	34,842	3.37

	$101,880	3.98%	$86,694	3.53%	$76,820	3.37%

          Advances totaling $26,000 are callable at the option of the FHLBB.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE G – BORROWINGS - Continued

     Repurchase Agreements

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations. The following table summarizes repurchase agreement activity for the years indicated:

	Years Ended December 31,

	2005	2004	2003

Balance at year-end	$8,434	$4,317	$4,218
Average amount outstanding during year	5,572	4,064	3,744
Interest expense incurred during year	90	39	33
Maximum amount outstanding at any month-end	8,675	6,015	4,942
Weighted average interest rate during the year	1.62%	.96%	.88%
Weighted average interest rate on year-end balances	2.12%	1.19%	1.79%

NOTE H – INCOME TAXES

          The components of income tax expense consist of the following for the years ended:

	Current	Deferred	Total

December 31, 2005:
Federal	$1,417	$704	$2,121
State	254	274	528

	$1,671	$978	$2,649

December 31, 2004:
Federal	$2,970	$(1)	$2,969
State	859	—	859

	$3,829	$(1)	$3,828

December 31, 2003:
Federal	$1,774	$1,133	$2,907
State	619	391	1,010

	$2,393	$1,524	$3,917

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE H – INCOME TAXES – Continued

          The differences between the effective tax rates and the statutory Federal income tax rate are summarized as follows:

	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%

Increase (decrease) resulting from:
State income taxes, net of Federal tax benefit	5.0%	6.1%	6.8%
Other, net	(1.2)%	.8%	(.9)%

Effective tax rate	37.8%	40.9%	39.9%

          Significant components of the Bank’s deferred tax assets and liabilities are as follows at December 31:

	2005	2004

Deferred tax asset:
Allowance for loan losses	$2,598	$2,353
Charitable contribution carryforward	1,510	—
Deferred compensation	1,304	852
Depreciation and amortization	376	252
Interest on nonaccrual loans	64	50
Unrealized loss on securities	500	51

Total deferred tax asset	6,352	3,558

Deferred tax liabilities:
Deferred gain-servicing rights	66	81
Market value adjustment on loans	3,912	1,024
Deferred loan origination costs	858	827
Other	271	75

Total deferred tax liability	5,107	2,007

Net deferred tax asset	$1,245	$1,551

The charitable contribution carryforward may be carried forward until 2009 and is limited to 10% of taxable income each year. Based on an assessment of the likely ranges of taxable income during the carryforward period, management believes that it is more likely than not it will fully utilize tax deductions for this item.

The Bank’s base year reserve (reserve as of December 31, 1995) will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise. Accordingly, the Bank has not recorded a deferred tax liability of approximately $2,600 relating to approximately $6,200 of cumulative tax deductions generated prior to December 31, 1995.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE I – EMPLOYEE BENEFIT PLANS

     Retirement Plans

The Bank provides pension benefits for all of its eligible employees through membership in a multi-employer defined benefit plan of the Co-operative Banks Employees Retirement Association. Under the plan, retirement benefits are based on years of service and the highest average compensation. In addition, employees make voluntary contributions to a defined contribution plan. These contributions are matched by the Bank up to a maximum of 5% of the employee’s qualified salary and provide retirement benefits to the employee in addition to those available under the Bank’s participation in the multi-employer defined benefit plan. Expense for both plans was $686, $676 and $520 for the years ended December 31, 2005, 2004 and 2003, respectively.

     Supplemental Executive Retirement Plan

The Bank has entered into Supplemental Executive Retirement Plan (“SERP”) contracts with certain of its officers. The estimated amount to be paid under each contract is accrued over the executive’s active employment from the time the contract is signed to the date of full eligibility. The liability associated with these SERP contracts was $1,471 and $1,331 at December 31, 2005 and 2004, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The expense for SERP contracts was $156, $64 and $129 for the years ended December 31, 2005, 2004 and 2003, respectively.

     Incentive Plan

The Bank maintains an incentive plan in which employees are eligible to participate. The incentive plan provides for awards based on the achievement of both individual and Bank performance goals, subject to approval by the Board of Directors. Expense amounted to $832, $544 and $722 for the years ended December 31, 2005, 2004 and 2003, respectively.

     Directors Fee Continuation Plan

The Bank sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Bank recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. At December 31, 2005 and 2004, the Bank’s recorded liability for this plan amounted to $834 and $642, respectively. The expense associated with this plan was $207, $56, and $65 for the years ended December 31, 2005, 2004 and 2003, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE I – EMPLOYEE BENEFITS - Continued

Employee Stock Ownership Plan

In connection with the stock offering, the Company established an ESOP for the benefit of its employees. The Company issued 641,301 shares of common stock to the ESOP in exchange for a twenty-year note of approximately $6,413, which has been recorded as “Unearned ESOP shares” within stockholders’ equity. During 2005, 1/20th of the ESOP shares were released and allocated to participants. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. ESOP compensation expense included in salaries and benefits was $376 for the year ended December 31, 2005.

NOTE J – COMMITMENTS

Financial Instruments With Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and standby letters of credit. The Bank does not record a liability for the fair value of the obligation undertaken in issuing standby letters of credit unless it becomes probable that the Bank would have to perform under the guarantee. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk at December 31, 2005 and 2004, are as follows:

	2005	2004

Unused lines of credit	$114,016	$96,064
Amounts due mortgagors	16,833	22,240
Standby letters of credit	1,383	1,442
Commitments to originate loans	14,494	10,888

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE J – COMMITMENTS - Continued

Included in commitments to originate loans at December 31, 2005 and 2004 are fixed rate commitments in the amount of $9,465 and $7,870 at interest ranges of 5.375% to 7.25% and 4.75% to 7.25%, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2005 and 2004 exceeds 100%.

Employment and change in control agreements

During 2005, the Bank entered into a three-year employment agreement with its President and Chief Executive Officer and certain other executives. This agreement generally provide for a base salary and the continuation of certain benefits currently received. Annually the Bank may extend the agreement for an additional year. Under certain specified circumstances, the employment agreement requires certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

During 2005, the Bank also entered into three-year change in control agreements with certain officers, none of whom are covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities and, therefore, are not valued pursuant to SFAS 107 include premises and equipment and real estate acquired by foreclosure. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following methods and assumptions were used by the Bank in estimating fair values of its financial instruments:

Cash and Cash Equivalents

For cash and short term investments having maturities of 90 days or less, the carrying amounts reported in the balance sheets approximate fair values.

Investment Securities and FHLBB Stock

The fair value of securities to be held to maturity and securities available for sale is estimated based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Ownership of Federal Home Loan Bank of Boston stock is restricted to member banks; therefore, the stock is not traded. The estimated fair value of Federal Home Loan Bank of Boston stock is equal to its carrying value, which represents the price at which the FHLBB is obligated to redeem its stock.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements – Continued December 31, 2005, 2004 and 2003 (Dollars in thousands)

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Loans

For variable-rate residential and commercial loans that reprice frequently and which have no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g. one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.

Accrued Interest Receivable and Payable

The carrying value of accrued interest receivable on investments and loans and accrued interest payable on deposits and borrowings, included in other liabilities, approximates their fair values.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, NOW, regular savings, and money market deposit accounts, is equal to the amount payable on demand. The fair value estimates do not include the benefit that results from the generally lower cost of funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The fair value estimate of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank of Boston Advances

The fair value estimate of the borrowings from the Federal Home Loan Bank of Boston is determined by discounting the anticipated future cash payments by using the rates currently available to the Bank for debt with similar terms and remaining maturities.

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from transaction date and, accordingly, the fair value of these agreements approximates their recorded balance.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

     Off-Balance Sheet Instruments

Fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note J, the fair value equals the carrying amounts which are not significant.

The fair value of the Bank’s financial instruments are as follows at December 31:

	2005		2004

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$15,843	$15,843	$23,233	$23,233
Securities available for sale	226,465	226,465	152,329	152,329
Securities to be held to maturity	3,325	3,298	2,498	2,498
Stock in Federal Home Loan Bank of Boston	6,588	6,588	6,021	6,021
Net loans	630,558	630,288	569,243	568,096
Accrued interest receivable	3,928	3,928	2,862	2,862

Financial Liabilities:
Deposits (with no stated maturity)	375,967	375,967	362,382	362,382
Time deposits	277,644	279,309	251,290	255,648
Federal Home Loan Bank of Boston advances	101,880	98,946	86,694	85,746
Accrued interest payable	400	400	274	274
Repurchase agreements	8,434	8,434	4,317	4,317

NOTE L – REGULATORY CAPITAL

The Bank is subject to various minimum regulatory capital standards promulgated by the federal banking agencies. Prior to the Bank’s conversion to a federal savings bank, these capital standards were based on FDIC guidelines. Beginning in 2004, the Bank became subject to OTS capital guidelines. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on its financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company is not subject to capital guidelines.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE L – REGULATORY CAPITAL – Continued

The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the total risk-based capital requirement, the Tier I risk-based capital requirement and the Tier I or leverage capital requirement. The Tier I risk-based and Tier I leverage capital requirements provide for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of risk-weighted assets and to 4.0% of adjusted total assets, respectively, except for those banks with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

As of December 31, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table. There are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Regulatory Framework

	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of December 31, 2005:

Total Capital (to Risk Weighted Assets)	$108,500	18.3%	≥ $	47,475	≥	8.0%	≥ $	59,343	≥	10.0%

Tier I (Core) Capital (to Risk Weighted Assets)	102,117	17.2%	≥	23,737	≥	4.0%	≥	35,606	≥	6.0%

Tier I Leverage Capital (to Adjusted Total Assets)	102,117	11.6%	≥	35,110	≥	4.0%	≥	43,888	≥	5.0%

As of December 31, 2004:

Total Capital (to Risk Weighted Assets)	$68,285	12.8%	≥ $	42,879	≥	8.0%	≥ $	53,598	≥	10.0%

Tier I (Core) Capital (to Risk Weighted Assets)	62,535	11.7%	≥	21,439	≥	4.0%	≥	32,159	≥	6.0%

Tier I Leverage Capital (to Adjusted Total Assets)	62,535	8.1%	≥	30,935	≥	4.0%	≥	38,626	≥	5.0%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE M – CONDENSED FINANCIAL STATEMENTS OF
UNITED FINANCIAL BANCORP, INC.

The Company was formed to serve as the stock holding company for United Bank pursuant to the mutual holding company reorganization. The financial statements presented herein as of and for the year ended December 31, 2004 are those of United Bank as a federal mutual savings bank. The following are the condensed financial statements for the Company (parent company only).

BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS
Cash and due from banks	$14	$105
Investment in Bank	99,816	62,143
Securities available for sale, at fair market value	31,186	—
ESOP loan receivable	6,049	—
Other assets	113	26

TOTAL ASSETS	$137,178	$62,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$173	$19
Stockholders’ equity	137,005	62,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,178	$62,274

STATEMENTS OF INCOME

	Years ended December 31,
	2005	2004

Income
Investment interest	$617	$—
ESOP loan interest	189	—

TOTAL INCOME	806	—

Expense
Charitable contribution to Foundation	3,591	—
Professional services	266	—
Other expenses	63	64

TOTAL EXPENSE	3,920	64

Loss before income taxes and equity in undistributed earnings in the Bank	(3,114)	(64)
Income tax benefit	(894)	(26)

LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF THE BANK	(2,220)	(38)
EQUITY IN UNDISTRIBUTED EARNINGS OF THE BANK	6,589	5,566

NET INCOME	$4,369	$5,528

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE M – CONDENSED FINANCIAL STATEMENTS OF
UNITED FINANCIAL BANCORP, INC. – Continued

STATEMENTS OF CASH FLOWS

	Years ended December 31
	2005	2004

Cash flows from operating activities:
Net income	$4,369	$5,528
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of the Bank	(6,589)	(5,566)
Net amortization of discounts and premiums	(46)	—
Increase in deferred income taxes	255	—
Charitable contribution to Foundation	3,441	—
Accrued interest receivable	(322)	—
Decrease (increase) in other assets	26	(26)
Intercompany payables and other liabilities	107	19

Net cash provided by operating activities	1,241	(45)

Cash flows from investing activities:
Purchases of securities available for sale	(32,963)	—
Proceeds from maturities and principal repayments of securities available for sale	1,676	—
Loan to fund ESOP	(6,413)	—
Principal payments on ESOP loan	364	—
Net cash used in investing activities	(37,336)	—

Cash flows from financing activities:
Initial funding by Bank	—	150
Investment in United Bank	(38,818)	—
Net proceeds from stock issuance	74,822	—

Net cash provided by financing activities	36,004	150

Increase (decrease) in cash and cash equivalents	(91)	105

Cash and cash equivalents at beginning of year	105	—

Cash and cash equivalents at end of year	$14	$105

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2005, 2004 and 2003.

	Three Months Ended

	March 31	June 30	September 30	December 31

2005:
Interest income	$9,716	$10,327	$11,456	$11,734
Interest expense	3,369	3,819	4,249	4,769

Net interest income	6,347	6,508	7,207	6,965
Provision for loan losses	275	275	275	92
Non-interest income	1,225	1,326	1,413	1,397
Non-interest expense	5,027	4,897	8,711	5,816

Income (loss) before taxes	2,270	2,662	(366)	2,454
Income taxes	904	1,063	(194)	877

Net income (loss)	$1,366	$1,599	$(172)	$1,576

2004:
Interest income	$8,905	$8,835	$9,262	$9,530
Interest expense	2,934	2,935	3,057	3,222

Net interest income	5,971	5,900	6,205	6,308
Provision for loan losses	113	113	113	645
Non-interest income	1,202	1,248	1,329	1,356
Non-interest expense	4,969	4,800	4,625	4,785

Income before income taxes	2,091	2,235	2,796	2,234
Income taxes	830	893	1,129	976

Net income	$1,261	$1,342	$1,667	$1,258

During the quarter ended December 31, 2005, the Bank decreased its provision for loan losses by $183 from the amount provided in each of the previous three quarters in 2005. This decrease is primarily due to lower adversely classified loans and lower nonperforming loans. Included in the third quarter results was a one-time after-tax expense of $2.2 million which was incurred to establish and fund the new United Charitable Foundation. Excluding this charge for the charitable foundation, net income would have been $2.0 million for the three month period.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements – Continued
December 31, 2005, 2004 and 2003
(Dollars in thousands)

NOTE O – SUBSEQUENT EVENTS

On January 19, 2006, the Board of Directors declared an initial cash dividend of $0.05 per share. The dividend is payable on February 27, 2006 to shareholders of record as of February 13, 2006. This is the first cash dividend for the Company since the completion of its minority stock offering on July 12, 2005. United Mutual Holding Company has filed a notice with the Office of Thrift Supervision of its intent to waive the receipt of dividends paid on the shares it owns of the Company. The waiver is subject to the Office of Thrift Supervision not objecting to it.

On February 16, 2006, the Company’s Board of Directors approved the adoption of a stock-based incentive plan that would provide for grants of stock options and restricted common stock awards. The number of options granted or shares awarded under the plan may not exceed 4.90% and 1.96%, respectively, of the Company’s outstanding shares (including shares issued to United Mutual Holding Company and to United Charitable Foundation). The number of options granted or shares awarded under the plan, when aggregated with any subsequently adopted stock-based benefit plans (exclusive of any shares held by the ESOP), may not exceed 25% of the number of shares of common stock held by persons other than United Mutual Holding Company. The stock-based incentive plan is subject to approval by the Company’s stockholders.