Form 10-K/A
period 2005-12-31
United Financial Bancorp Inc
filed 2006-04-28
CIK 1319572

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 27, 2006, there were issued and outstanding 17,205,995 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2005, as reported by the Nasdaq National Market, was approximately $79.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment Number One to the Registrant's Annual Report on Form 10-K is filed to include information that was to be filed supplementally by the Registrant.

ITEM 10.    Directors and Executive Officers of the Registrant

United Financial Bancorp, Inc.’s (the “Company”) Board of Directors is currently composed of 12 members, and is divided into three classes with one class of directors elected annually. Directors of the Company are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify. The Board of Directors has nominated to serve as directors Kevin E. Ross, Robert A. Stewart, Jr. and Thomas H. Themistos each of whom is currently a member of the Board of Directors and each of whom has been nominated to serve for a three-year period and until his successor has been elected and shall qualify. Director George W. Jones and Donald G. Helliwell will be retiring from the Board of Directors in compliance with the age limitation provision of the Company’s bylaws. The Company anticipates amending its bylaws effective at the Annual Meeting to reduce the number of directors from twelve to ten members.

The table below sets forth certain information, as of March 31, 2006, regarding the composition of the Company’s Board of Directors, including the terms of office of Board members. It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to one or more nominees) will be voted at the Annual Meeting for the election of the nominees identified below. If the nominee is unable to serve, the shares represented by all such proxies will be voted for the election of such substitute as the Board of Directors may recommend. At this time, the Board of Directors knows of no reason why any of the nominees might be unable to serve, if elected. Except as indicated herein, there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected.

Names and Addresses (1)	Age(2)	Positions Held	Director Since(3)	Current Term to Expire	Shares of Common Stock Beneficially Owned (2) (4)	Percent of Class

NOMINEES

Kevin E. Ross	53	Director	1991	2006	2,500	*
Robert A. Stewart, Jr.	55	Director	1991	2006	2,500	*
Thomas H. Themistos	66	Director	2004	2006	2,400	*

DIRECTORS CONTINUING IN OFFICE

Robert W. Bozenhard, Jr.	71	Chairman of the Board of Directors	1984	2007	10,000	*
Michael F. Crowley	48	Director	2001	2007	15,000(5)	*
Carol Moore Cutting	57	Director	2001	2007	2,650(6)	*
Carol A. Leary	59	Director	2001	2007	5,000	*
Richard B. Collins	63	Director, President and Chief Executive Officer	2002	2008	30,000(7)	*

G. Todd Marchant	67	Director	1991	2008	2,000(8)	*
Michael F. Werenski	46	Director	1991	2008	30,000(9)	*

DIRECTORS NOT CONTINUING IN OFFICE

George W. Jones	72	Director	1985	2006	2,000(10)	*
Donald G. Helliwell	72	Director	1975	2008	10,000	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Keith E. Harvey	58	Executive Vice President, Operations and Retail Sales	N/A	N/A	10,000	*
Donald F.X. Lynch	60	Executive Vice President, Chief Financial Officer and Corporate Secretary	N/A	N/A	10,000	*
J. Jeffrey Sullivan	42	Executive Vice President and Chief Lending Officer	N/A	N/A	2,500	*
John J. Patterson	59	Senior Vice President, Risk Management	N/A	N/A	3,577(11)	*
William Clark	41	Senior Vice President, Residential Lending	N/A	N/A	352	*
Laurie J. Rollins	47	Vice President, Treasurer	N/A	N/A	1,000(12)	*
Dena M. Hall	32	Vice President, Marketing and Community Relations	N/A	N/A	170(13)	*

All Directors and Executive Officers as a Group (19 persons)					146,987 (14)	0.85

(1)	The mailing address for each person listed is 95 Elm Street, West Springfield, Massachusetts 01089.
(2)	As of March 31, 2006.
(3)    Reflects initial appointment to the Board of Directors of the mutual predecessor of United Bank.
(4)    See definition of “beneficial ownership” in the table in “Security Ownership of Certain Beneficial Owners.”
(5)
Includes 5,000 shares of common stock held in Mr. Crowley’s individual retirement account, 4,000 shares of common held by Mr. Crowley as custodian for his son and 3,000 shares of common held by Mr. Crowley as custodian for his daughter.

(6)	Includes 2,500 shares of common stock held in Ms. Cutting’s individual retirement account and 50 shares of common stock held by a corporation.
(7)	Includes 15,000 shares of common stock held by Mr. Collins’ spouse.
(8)	Includes 2,000 shares of common stock held in a trust.
(9)	Includes 4,600 shares held by Mr. Werenski’s spouse’s individual retirement account, 5,600 held in Mr. Werenski’s individual retirement accounts and 200 shares held by Mr. Werenski’s spouse.
(10)	Includes 2,000 shares of common stock held by Mr. Jones’ individual retirement account.
(11)	Includes 1,777 shares of common stock held in Mr. Patterson’s individual retirement account.
(12)	Includes shares of common stock held in a joint account with Ms. Rollins’ son.
(13)	Includes shares of common stock held in a joint account with Ms. Hall’s spouse.
(14)
Includes 5,338 shares of common stock allocated to the accounts of executive officers under the ESOP and excludes the remaining 609,236 shares of common stock (representing 3.5% of the shares of common stock outstanding as of March 31, 2006) owned by the ESOP for the benefit of the employees of the Company and the Bank. Under the terms of the ESOP, shares of common stock allocated to the account of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares, unless its fiduciary duties require otherwise.

*	Less than three-tenths of 1%.

The principal occupation during the past five years of each director and executive officer of the Company is set forth below. All directors and executive officers have held their present positions for five years unless otherwise stated.

Directors

Robert W. Bozenhard, Jr. is the Chairman of the Board of Directors of the Company and United Bank (the “Bank”). Mr. Bozenhard joined the Bank’s Board of Directors in 1984 and became Chairman in 2003. Mr. Bozenhard is a partner with the law office of Bozenhard, Socha & Ely in West Springfield, Massachusetts.

Richard B. Collins is President and Chief Executive Officer of the Company and the Bank. Mr. Collins joined the Bank in 2001 as President. Mr. Collins became the Chief Executive Officer and joined the Bank’s Board of Directors in 2002. Prior to his affiliation with the Bank, Mr. Collins was President and Chief Executive Officer of First Massachusetts Bank, N.A.

Michael F. Crowley is President of Crowley Real Estate Appraisers, Inc., located in Springfield, Massachusetts.

Carol Moore Cutting is the owner, President and General Manager of Cutting Edge Broadcasting Incorporated, a radio station located in Northampton, Massachusetts.

Donald G. Helliwell is retired. Prior to his retirement in 1987, Mr. Helliwell served as Chief Executive Officer and owner of Westfield Coatings Corporation located in Westfield, Massachusetts.

George W. Jones is retired. Prior to his retirement in 1991, Mr. Jones served as President and Chief Executive Officer of Eastern States Exposition, located in West Springfield, Massachusetts.

Carol A. Leary is President of Bay Path College, located in Longmeadow, Massachusetts.

G. Todd Marchant is retired. Prior to his retirement in 2005, Mr. Marchant was a financial consultant with Grigsby and Smith, located in East Longmeadow, Massachusetts.

Kevin E. Ross is Vice President and Treasurer of Ross Insurance Agency, Inc., located in Holyoke, Massachusetts.

Robert A. Stewart, Jr. is President of Chase, Clarke, Stewart & Fontana, Inc., an insurance agency, located in Springfield, Massachusetts.

Thomas H. Themistos, CPA/PFS is a member of the firm Kostin, Ruffkess, Themistos & Dane, LLC, a regional public accounting firm with offices in Springfield, Massachusetts, Farmington and New London, Connecticut.

Michael F. Werenski is President and Treasurer of Marion & Werenski Insurance and Real Estate Agency, Inc., located in South Hadley, Massachusetts.

Executive Officers of the Company Who Are Not Also Directors

Donald F.X. Lynch is Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank. Mr. Lynch joined the Bank in 1982.

Laurie J. Rollins is the Treasurer of the Company and the Bank. She joined the Bank in 1988.

Executive Officers of the Bank Who Are Not Also Directors

William Clark is Senior Vice President, Residential Lending. Mr. Clark joined the Bank in 1998.

Dena M. Hall is the Vice President of Marketing and Community Relations of the Bank. She joined the Bank in 2005. Previously, she was the Director of Marketing for Woronoco Savings Bank.

Keith E. Harvey is the Executive Vice President of Operations and Retail Sales of the Bank. Mr. Harvey joined the Bank in 1984.

John J. Patterson is Senior Vice President, Risk Management of the Bank. Mr. Patterson joined the Bank in 1993.

J. Jeffrey Sullivan joined the Bank in 2003 as Executive Vice President and Chief Lending Officer. Prior to joining the Bank, Mr. Sullivan was Senior Vice President of Business Development and Commercial Lending at the Bank of Western Massachusetts.

The Audit Committee

The Audit Committee of the Company consists of directors Cutting, Leary, Helliwell, Ross, Stewart and Themistos. Each member of the Audit Committee is considered “independent” as defined in the Nasdaq corporate governance listing standards and under Securities and Exchange Commission (the “SEC”) Rule 10A-3. The Board of Directors has determined that Mr. Themistos qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC. The duties and responsibilities of the Audit Committee include, among other things:

•	retaining, overseeing and evaluating an independent registered public accounting firm to audit the Company’s annual financial statements;

•	in consultation with the independent registered public accounting firm and the internal auditor, reviewing the integrity of the Company’s financial reporting processes, both internal and external;

•	approving the scope of the audit in advance;

•	reviewing the financial statements and the audit report with management and the independent registered public accounting firm;

•
considering whether the provision by the external auditors of services not related to the annual audit and quarterly reviews is consistent with maintaining the registered public accounting firm independence;

•	reviewing earnings and financial releases and quarterly reports filed with the SEC;

•	consulting with the internal audit staff and reviewing management’s administration of the system of internal accounting controls;

•	approving all engagements for audit and non-audit services by the independent registered public accounting firm; and

•	reviewing the adequacy of the audit committee charter.

The Audit Committee of the Company met four times during the year ended December 31, 2005. The Company’s Board of Directors has adopted a written charter for the Audit Committee of the Company. The charter is available at the Company’s website at www.bankatunited.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The common stock of the Company is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). Certain officers and directors of the Company and beneficial owners of greater than 10% of the Company’s common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company’s common stock to file a Form 3, 4 or 5 on a timely basis. Based on the Company’s review of such ownership reports, the Company believes that no officer or director of the Company failed to timely file such ownership reports during the year ended December 31, 2005.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on the Company’s website at www.bankatunited.com. Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website. There were no such amendments or waivers in 2005.

ITEM 11.    Executive Compensation

Directors’ Compensation

Director Fees. Each of the individuals who serve as a director of the Company currently serves as a director of the Bank and earns director fees in that capacity unless a Company Board or committee meeting is on a separate day from a Bank Board or committee meeting in which circumstance the same fees as would ordinarily be paid for a Bank Board or committee meeting would be paid to the directors. Each non-employee director of the Bank is paid a fee of $950 per meeting attended, with one excused paid absence allowed (for regularly scheduled meetings only) during the course of the year. Each director serving on a Board committee is paid a fee of $550 ($650 for audit committee) per meeting attended, except for committee chairpersons who receive a fee of $600 ($700 for audit committee) per meeting attended. The Chairman of the Board is paid an annual retainer of $15,000 and all non-employee directors are paid annual retainers of $10,000. All non-employee directors also receive a fee of $550 when they attend “outside workshops.”

Each non-employee director of the Company who also serves as a member of the Board of Directors of the United Charitable Foundation is paid a fee of $250 per meeting. The Foundation Board of Directors met one time in 2005. Directors Cutting, Helliwell, Leary, Ross, Stewart, and Themistos each received $250 for attending the meeting.

Directors Fee Continuation Plan. The Bank has adopted a Directors Fee Continuation Plan that provides that upon attainment of the normal retirement date (May 1st of the calendar year following the expiration of the term during which the participant attains age 72), a participant who has served as board chair and who is no longer serving as director and has not been terminated for cause will be entitled to an annual benefit payable for ten years of $24,000, reduced by 1/15 for each year of service as a director less than 15. A participant who had attained normal retirement age, has not served as board chair, is no longer serving as a director and has not been terminated for cause will receive an annual benefit payable for ten years of $15,000, reduced by 1/15 for each year of service as a director less than 15. In the event of death of the participant prior to receipt of all benefits under the plan, any unpaid benefits will be paid to the participant’s beneficiary.

A participant who terminates service prior to attainment of his/her normal retirement date and has not been terminated for cause will receive an annual benefit determined as provided above. Such benefit will commence on May 1st following the participant’s attainment of age 72. In the event of termination of service due to disability prior to the normal retirement date, the participant will be entitled to a normal retirement benefit payment, determined as though the participant has served as a director until attaining the normal retirement date, commencing on May 1st following attainment of age 72.

In the event of the participant’s death prior to his/her normal retirement date, his/her beneficiary will receive a benefit determined as though the participant had served as director until his/her normal retirement date. In the event of termination for cause, no benefit will be paid under the plan.

Deferred Income Agreements. The Bank maintains deferred income agreements (the “Agreement(s)”) with directors Donald G. Helliwell, Robert W. Bozenhard, Jr., and George W. Jones (the “Director(s)”). The Agreements allowed the Directors to defer their director fees during the years 1985-1990, and to have such fees, plus interest, paid to the Directors in later years pursuant to the terms of the Agreements. Under the Agreements, the Bank will pay Directors Helliwell and Jones a total sum of $75,930, and Director Bozenhard a total sum of $90,572, in 120 monthly installments of $633 and $755, respectively. Payments commenced to Director Helliwell and Director Jones upon their attainment of age 65, and to Director Bozenhard, Jr. upon his attainment of age 67. In the event a Director should die before 120 payments have been made, the Bank will make the remaining monthly payments to the Director’s designated beneficiary or, if none, to his estate.

Executive Compensation

The following table sets forth the cash compensation paid and bonuses accrued as well as certain other compensation paid or accrued for services rendered in all capacities during the years ended December 31, 2005 and 2004 to the Chief Executive Officer of the Company and the Bank and the four other executive officers of the Company or the Bank who received total annual compensation in excess of $100,000 (“Named Executive Officers”).

Long-term Compensation
		Annual Compensation			Awards		Payout
Name and Principal Position	Year Ended 12/31(1)	Salary	Bonus	Other Annual Compensation (2)	Restricted Stock Awards	Options/ SARS (#)	LTIP Payouts	All Other Compensation(3)
Richard B. Collins President and Chief Executive Officer	2005 2004	$330,022 283,815	$94,044 57,010	$ -	$ - -	- -	- -	$10,500 10,250
Donald F.X. Lynch, Executive Vice President, Chief Financial Officer and Corporate Secretary	2005 2004	163,279 164,163	45,362 32,903	-	- -	- -	- -	8,164 8,202
Keith E. Harvey Executive Vice President for Operations and Retail Sales	2005 2004	160,898 146,163	37,802 24,468	-	- -	- -	- -	8,044 7,308
J. Jeffrey Sullivan Executive Vice President and Chief Lending Officer	2005 2004	161,230 151,423	37,802 25,228	-	- -	- -	- -	8,061 842
John J. Patterson Senior Vice President, Risk Management	2005 2004	133,638 133,252	24,769 17,801	-	- -	- -	- -	6,682 6,663
__________________________________
(1)    Summary compensation information is excluded for the year ended December 31, 2003 as the Company was not a public company during that year.
(2)   The Company and the Bank also provide certain members of senior management with the use of an automobile, club membership dues and certain other personal benefits, the aggregate value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer.
(3)    Represents employer contributions under the Bank’s 401(k) Plan.

Benefit Plans

Executive Supplemental Compensation Agreements. The Bank has adopted Executive Supplemental Compensation Agreements for Messrs. Collins, Harvey, Lynch and Patterson. The agreements provide that each executive will receive benefits upon attaining normal retirement at age 65 (age 67 for Mr. Collins) or later. The normal retirement benefit is equal to 60% of the executive’s highest three years’ average base salary, reduced by the sum of the following: (i) the executive’s annual benefit on a single life income basis from the Bank’s defined benefit plan; (ii) the executive’s annual benefit on a single life income basis attributable to employer contributions and earnings thereon from the Bank’s 401(k) plan; (iii) the executive’s annual benefit on a single life income basis resulting from participation in a qualified plan with prior employers; and (iv) one half of the executive’s primary Social Security benefit. Benefits under the agreements are payable on a monthly basis over the longer of 180 months or the life of the executive. Annual normal retirement benefits shall be at least $12,000 for Mr. Lynch. In the event the executive dies after receiving the first payment and prior to receiving all of the payments under the agreement, the remaining payments will be made to the executive’s designated beneficiary, if any, or to the executive’s estate. Reduced benefits will be paid upon early retirement at age 62 (age 65 for Mr. Collins).

In the event the executive dies while employed by the Bank, prior to attaining normal retirement age and prior to the first payment date under the agreement, the executive’s beneficiary will be entitled to a lump-sum payment. The Bank intends to fund its obligations under the agreements through insurance and has purchased split-dollar life insurance policies on the lives of the executives. In the event that the insurer cannot meet its obligations under the policies for Messrs. Collins and Harvey, the agreements provide that the corporation will pay the supplemental death benefit. The split-dollar policies will pay lump-sum death benefits of at least $1.2 million and $600,000, respectively, to each of Mr. Collins’ and Mr. Harvey’s beneficiaries. Each of the agreements for Messrs. Patterson and Lynch provides for pre-retirement death benefits equal to the portion of the proceeds of a life insurance policy that exceeds the greater of (i) the cumulative premiums paid towards the policy less the economic benefits charged to the executive as compensation paid by the Bank or (ii) the policy’s cash surrender value.

In the event of disability prior to attaining normal retirement age, the executive will be entitled to supplemental compensation payable on a monthly basis over the longer of 180 months or life, beginning at age 65 (age 62 for Mr. Harvey).

An executive may elect, prior to the calendar year in which payments are to begin, any optional form of payment that is the actuarial equivalent of the benefit and the form of which is provided under the Bank’s pension plan, provided that if the executive elects a lump-sum payment, the Bank may require that such payment be made over a period of up to five years, plus interest compounded annually at 6% per annum on the unpaid balance. The foregoing provisions of the Executive Supplemental Compensation Agreements that permit the executive to elect an optional form of retirement benefit in the year prior to payment will need to be amended and updated prior to December 31, 2006, in order to conform such provisions to changes in the tax laws under new code Section 409A.

No supplemental compensation will be paid to Messrs. Collins, Harvey, Lynch or Patterson in the event employment is terminated for any reason other than normal or early retirement, or disability.

For the year ended December 31, 2005, the Bank accrued benefits under the plan in the amounts of $150,170.81, $8,316.98, $22,438.26 and $7,986.63 for Messrs. Collins, Lynch, Harvey and Patterson, respectively.

Defined Contribution Plan. The Bank maintains a defined contribution retirement plan through the Cooperative Banks Employees Retirement Association (“CBERA”) (the “Plan”). All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours must be enrolled in the Plan and begin making at least the minimum pre-tax contribution of 1% of compensation. Participants may make additional pre-tax contributions up to a total of 50% of compensation, and may also elect to contribute on an after-tax basis (other than the required 1% pre-tax amount). However, the maximum aggregate percentage of compensation that a participant may defer is 50% of compensation. Participants become immediately 100% vested in their employee contributions and earnings thereon. The Bank will make matching contributions equal to 100% of the participant’s first 5% of his elective (pre-tax) or employee (after-tax) contributions. Employees may enter the Plan as of the first day of the month following their date of hire, provided such early enrollees will become eligible to receive the Bank’s matching contributions only after satisfying the bank’s eligibility requirements. Participants become vested in the Bank’s matching contributions at the rate of 20% per year, starting upon completion of two years of vesting service, and become fully vested after six years. They also become fully vested in the bank matching contributions upon early, normal, or deferred retirement, or death. The Plan permits participants to direct the investment of their accounts into various investment options. Upon attainment of normal retirement age (age 65) or early retirement age (age 62, or age 55 with five years of vesting service, or age 50 with 15 years of vesting service), participants may choose among various retirement benefit options. The normal form of retirement benefit for participants who are not married and who were participants prior to January 1, 1989 is a single life annuity. The normal form of benefit for participants who are married is a 100% joint and survivor annuity. Employees who became participants after December 31, 1988 or who waive the normal form of benefit may elect the following forms of retirement benefit payments: (i) payment of their entire vested account balance in a total distribution or in installments, (ii) payment of their after-tax contributions and transfer of their pre-tax contributions, matching contributions, and all investment earnings to the Bank’s defined benefit plan to be paid as an annuity; (iii) payment of their employee contribution account in a single payment and transfer of their matching contribution account to the Bank’s defined benefit plan to be paid as an annuity; or (iv) transfer their entire account balance to the Bank’s defined benefit plan to be paid as an annuity. The Plan permits loans to participants.

Defined Benefit Pension Plan. The Bank maintains a defined benefit retirement plan offered through CBERA. Employees who have attained age 21 and completed one year of employment during which they worked at least 1,000 hours must be enrolled under the plan. The Bank annually contributes an amount to the plan necessary to satisfy the minimum funding requirements established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Participants in the plan become vested in their retirement benefits at the rate of 20% per year, starting upon completion of two years of vesting service, and become fully vested after six years. They also become 100% vested upon early, normal, or deferred retirement, or death. A participant’s retirement benefit is generally based on 0.75% of the participant’s final average compensation (equal to the average of the participant’s highest three consecutive calendar years’ compensation), plus 0.5% of the final average compensation in excess of the participant’s covered compensation (equal to the average of the Social Security Wage Bases in effect during the 35 years prior to the participant’s Social Security normal retirement date), times all years of service from January 1, 1989. In the event an employee participated under a prior plan formula as of December 31, 1988, any accrued benefits under that plan will be added to his benefit under the current plan. Participants who retire early after age 62 will be entitled to an unreduced accrued pension. The normal form of retirement benefit for participants who are not married is a single life annuity. The normal form of retirement benefit for participants who are married is a 100% joint and survivor annuity. However, participants who are married and obtain their spouse’s consent may elect to receive a single cash payment or an annuity. In the event of a participant’s death, benefits normally will be paid to the participant’s spouse unless the spouse consents to an alternative beneficiary in writing, and the participant is at least 35 years old. In the event of death prior to the participant’s attainment of early or normal retirement age, the participant’s spouse may either defer receipt of the benefit until the participant would have reached age 70½ or elect to receive a lump-sum payment. For the 2005 plan year, the Bank made a contribution to the plan of approximately $395,956.

The following table indicates the annual retirement benefit that would be payable under the plan upon retirement at age 65 in calendar year 2005, expressed in the form of a single life annuity for the final average salary and benefit service classification specified below:

Final Average	Years of Service and Benefit Payable at Retirement Corporate Table
Annual Compensation	5	10	15	20	25	30

$25,000	$938	$1,875	$2,813	$3,750	$4,688	$5,625
$50,000	$1,908	$3,815	$5,723	$7,630	$9,538	$11,446
$100,000	$5,033	$10,065	$15,098	$20,130	$25,163	$30,196
$150,000	$8,158	$16,315	$24,473	$32,630	$40,788	$48,946
$175,000	$9,720	$19,440	$29,160	$38,880	$48,601	$58,321
$200,000	$11,283	$22,565	$33,848	$45,130	$56,413	$67,696

At December 31, 2005, Messrs. Collins, Lynch, Harvey, Sullivan and Patterson had 4, 32, 21, 2, and 12 years of credited service, respectively, under the plan.

Incentive Plan. The Bank maintains an incentive plan that provides cash awards to employees in years that the Bank attains target performance levels. For purposes of determining awards under the plan, the performance levels in 2005, were weighted 25% to growth in core deposits, 25% to loan growth, and 50% to non-quantitative factors evaluated at the discretion of the Compensation Committee. For 2006, performance levels will be weighted 60% to growth in net income, 20% to growth in deposits and 20% to loan growth. All active regular full-time, reduced full-time, and regular part-time employees of the Bank, other than financial service representatives, who are employed on the day plan payouts are approved are eligible to receive awards under the plan. Awards under the plan range from 0% to 40.5% of base salary and vary depending on the participant’s position within the Bank. Awards under the plan are distributed during the first quarter of the year following the plan year for which the awards are granted.

For 2005, awards under the plan to Messrs. Collins, Lynch, Harvey, Sullivan and Patterson were $94,044, $45,362, $37,802, $37,802, and $24,769 respectively.

Employment Agreement. The Bank and the Company have entered into an employment agreement with Richard B. Collins, their President and Chief Executive Officer. The agreement has an initial term of three years. Prior to the anniversary date of the agreement, the Board of Directors of the Bank will evaluate Mr. Collins’ performance under the agreement, and will renew the agreement for an additional year so that the remaining term will be three years, unless the Board of Directors gives him notice of nonrenewal at least 30 days and not more than sixty (60) days prior to the anniversary date. The initial base salary for Mr. Collins under the agreement is $340,000. In addition to the base salary, the agreement provides for, among other things, participation in incentive plans and other employee pension benefit and fringe benefit plans applicable to executive employees. Under the agreement, Mr. Collins’ employment may be terminated for cause at any time, in which event he would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in Mr. Collins’ termination or resignation will entitle him to payments of severance benefits following termination of employment. Mr. Collins will be entitled to severance benefits under the employment agreement in the event (A) his employment is involuntarily terminated either prior to or following a change in control (for reasons other than cause, death, disability or retirement), (B) he resigns during the term of the agreement (whether before or after a change in control) following (i) the failure to elect or reelect or to appoint or reappoint him to his executive position, (ii) a significant change in his functions, duties or responsibilities, or change in the nature or scope of his authority, (iii) the liquidation or dissolution of the Bank or the Company that would affect his status, (iv) a reduction in his annual compensation or benefits or relocation of his principal place of employment by more than 25 miles from its location as of the date of the agreement or (v) a material breach of the agreement by the Bank, or (C) he resigns employment at any time during the term of the agreement following a change in control as a result of a failure to renew or extend the agreement, then he would be entitled to a severance payment equal to three times the sum of his base salary and the highest rate of bonus awarded to him during the prior three years, payable in a lump sum. In addition, he would be entitled, at no expense to him, to the continuation of substantially comparable life, medical, dental and disability coverage for 36 months following the date of termination (or if sooner, the date he becomes eligible for Medicare coverage). Mr. Collins will also receive a lump sum cash payment equal to the present value (discounted at 6%) of contributions that would have been made on his behalf by the Bank under its 401(k) plan and employee stock ownership plan and any other defined contribution plans as if he had continued working for the 36-month period following his termination of employment. In the event that his employment has terminated for a reason entitling him to severance payments, Mr. Collins would receive an aggregate severance payment of approximately $1,424,752 based upon his current level of compensation.

Under the agreement, if Mr. Collins becomes disabled or incapacitated to the extent he is unable to perform his duties for six consecutive months, the Bank will continue to pay his salary for the longer of one year, or the remaining term of the agreement, reduced by payments to him under any applicable disability program. In the event of his death, his estate or beneficiaries will be paid his base salary for one year from his death, and will receive continued medical, dental, family and other benefits for one year. Upon retirement at age 65 or such later date determined by the Board of Directors, Mr. Collins will receive only those benefits to which he is entitled under any retirement plan of the Bank to which he is a party.

Upon termination of Mr. Collins’ employment other than in connection with a change in control, he agrees not to compete with the Bank for a period of one year following termination of his employment within 25 miles of any existing branch of the Bank or any subsidiary of the Company, or within 25 miles of any office for which the Bank, or a subsidiary has filed an application for regulatory approval to establish an office.

Change in Control Agreements. The Bank has entered into change in control agreements with its three executive vice presidents, Donald F.X. Lynch, Keith E. Harvey and J. Jeffrey Sullivan. The agreements provide certain benefits to these individuals in the event of a change in control of the Bank or the Company. Each of the agreements provides for a term of 36 months. Commencing on each anniversary date, the Board of Directors may extend the agreements for an additional year. The agreements provide certain protections against termination without cause in the event of a change in control (as defined in the agreements). These protections are frequently offered by financial institutions, and the Board of Directors has determined that the Bank would be at a competitive disadvantage in attracting and retaining key employees if it does not offer similar protections.

Under each of the agreements, following a change in control of the Company or the Bank, an officer is entitled to a payment if the officer’s employment is involuntarily terminated during the term of the agreement, other than for cause, as defined, death or disability. Involuntary termination includes the officer’s termination of employment during the term of the agreement and following a change in control as the result of a demotion, loss of title, office or significant authority, reduction in the officer’s annual compensation or benefits, or relocation of the officer’s principal place of employment by more than 25 miles from its location immediately prior to the change in control. In addition, for the first 12 months following a change in control, if the Bank (or its successor) fails to renew the agreement, the officer can voluntarily resign and receive the severance payment. In the event that an officer is entitled to receive payments pursuant to the agreement, the officer will receive a cash payment of up to a maximum of two times the sum of his base salary and highest rate of bonuses awarded to him over the prior three years, subject to applicable withholding taxes. Under the proposed agreements, Messrs. Lynch, Harvey and Sullivan would receive an aggregate of $460,936, $437,653 and $421,076, respectively, upon a change in control, based upon their current levels of compensation. In addition to the severance payment, each officer is entitled to receive life, medical and dental coverage for a period of up to 24 months from the date of termination (or if sooner, the date on which the officer becomes eligible for Medicare coverage), as well as a lump sum cash payment equal to the present value (discounted at 6%) of contributions that would have been made on his behalf by the Bank under its 401(k) plan and employee stock ownership plan and any other defined contribution plans as if the executive had continued working for the 24-month period following his termination of employment. Notwithstanding any provision to the contrary in the agreement, payments under the agreement are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

Employee Stock Ownership Plan and Trust. The Board of Directors of the Bank has adopted an employee stock ownership plan, and the Board of Directors of the Company has ratified the loan to the employee stock ownership plan. Employees who are at least 21 years old with at least one year of employment with the Bank are eligible to participate. The employee stock ownership plan trust borrowed funds from the Company and used those funds to purchase 641,301 shares of Company common stock in the initial public offering. Collateral for the loan is the common stock purchased by the employee stock ownership plan. The loan will be repaid principally from Bank discretionary contributions to the employee stock ownership plan over a period of 20 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan is a floating rate equal to the prime rate. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan vest at the rate of 20% per year, starting upon completion of two years of credited service, and are fully vested upon completion of six years of credited service, with credit given to participants for years of credited service with the Bank’s mutual predecessor. A participant’s interest in his account under the plan will also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits are payable generally in the form of common stock, or to the extent participants’ accounts contain cash, benefits are paid in cash. Pursuant to SOP 93-6, the Company is required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning on July 13, 2005 through December 31, 2005, (b) thecumulative total return on stocks included in the SNL Thrift Index over such period, (c) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (d) the cumulative total return on stocks included in the MHC Index over such period.

The cumulative total return on the Company’s common stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

There can be no assurance that the Company’s common stock’s performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

Compensation Committee Interlocks and Insider Participation

The full Board of Directors of the Bank approves the salaries to be paid each year to officers of the Bank at the level of Vice President and higher, based on the recommendations of the Compensation Committee. Richard B. Collins is a director of the Company in addition to being the President and Chief Executive officer of the Company and of the Bank. Mr. Collins does not participate in the Board of Directors’ determination of compensation for his office.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Under rules established by the SEC, the Company is required to provide certain data and information regarding compensation and benefits provided to its Chief Executive Officer and other executive officers. The disclosure requirements for the Chief Executive Officer and other executive officers include a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals.  In fulfillment of this requirement, the Compensation Committee of the Board of Directors has prepared the following report.

The Compensation Committee is appointed by the Board of Directors of the Company to assist the Board in fulfilling its responsibilities related to the development of criteria and goals for the Company’s executive officers and the review and approval of the compensation and benefits of the Company’s executive officers. Annually, the Committee reviews the compensation level of the executive officers of the Company and the Bank and recommends changes to the Board of Directors. The Compensation Committee is composed entirely of non-employee directors. The Committee may ask members of management or others, including legal counsel, to attend meetings or to provide relevant information.

The Compensation Committee’s authority and responsibilities include, but are not limited to reviewing, evaluating and recommending the following:

•
Company objectives relevant to the Chief Executive Officer and the cash and equity compensation of the Chief Executive Officer; evaluating the Chief Executive Officer’s performance relative to established goals; and reviewing, evaluating and recommending to the full Board of Directors Chief Executive Officer compensation.

•
Goals relevant to the compensation of the Company’s executive officers and reviewing such officers’ performance in light of these goals and determining (or recommending to the full Board for determination) such officers’ cash and equity compensation based on this evaluation.

•	Annual compensation percentage increases available to all staff.

•	The terms of employment and severance agreements/arrangements for executive officers, including any change of control and indemnification agreements.

The Committee is also responsible for administering the Company’s benefit plans related to any stock option plan or recognition and retention plan adopted by the Company, the Company’s Employee Stock Ownership Program and various other benefit plans, as well as retaining and/or terminating the engagement of any compensation and benefit consultants or legal counsel used to assist the Committee in fulfilling its responsibilities.

The compensation program for the Company’s executive officers and other employees historically has consisted of two key elements: base salary and annual incentive plan payouts. In addition, in 2006 the Board of Directors recommended adoption of a stock-based incentive plan to provide the officers, employees and directors of the Company and the Bank with additional incentives to promote the growth and performance of the Company. That plan is subject to stockholder approval and will be considered and voted on by stockholders at the Company’s 2006 Annual Meeting of Stockholders.

Base Salaries. Base salary levels and changes to such levels reflect a variety of factors, including the results of the Compensation Committee’s review of reports from independent consulting firms as well as compensation surveys prepared by banking associations and professional firms. For 2005, as in past years, the Compensation Committee consulted with a nationally recognized compensation consulting firm to aid in establishing Bank-wide compensation levels. In addition, in 2005, the Compensation Committee also obtained a summary of compensation paid to executives of similarly-sized financial institutions in the New England and Mid-Atlantic Regions. As a result of its review of that summary, the Committee concluded that base salaries and annual incentives offered by the Bank to executive officers were within the competitive range of similarly-situated financial services companies.

The Committee annually reviews the performance of the Chief Executive Officer and other executive officers and approves changes to base compensation based on such review. Factors considered by the Committee in

2005 included each executive officer’s performance relative to the strategic goals of the Company, general managerial oversight of the Company, the quality of communications with the Board of Directors, the Company’s record of compliance with regulatory requirements, and the officer’s self-assessment of his or her achievement of performance goals. The Compensation Committee also considers the executive officer’s attainment of extraordinary goals that may be identified by the Compensation Committee from year to year. In 2005, the Committee established goals related to the Company’s then-impending initial public offering. The increases to base compensation for the Company’s executive officers reflected their achievements related to the Company’s successful offering as well as their increased levels of responsibility at the newly-public Company.

While the Committee does not generally, and did not in 2005, use strict numerical formulas to determine changes in compensation for the Chief Executive Officer and other executive officers, and while it weighs a variety of different factors in its deliberations, it emphasized in 2005 and expects to continue to emphasize the profitability and scope of the Company’s operations, the experience, expertise and management skills of the Chief Executive Officer and other executive officers and their roles in the future success of the Company, as well as the compensation surveys discussed above. While each of the quantitative and non-quantitative factors described above was considered by the Committee, such factors were not assigned a specific weight in evaluating the performance of the Chief Executive Officer and other executive officers. Rather, all factors were considered.

Incentive Plan Payouts. The Company’s Incentive Plan is designed to recognize and reward employees for their collective contributions to the Company’s success. The Incentive Plan focuses on the financial measures that the Board of Directors has determined are critical to Company’s growth and profitability.

The Compensation Committee approves the goals and objectives set forth in the Company’s Incentive Plan and establishes annually the level of incentive plan amount, if any, to be awarded to employees, including executive officers under the plan. The aggregate amount of incentive payments available for distribution to employees in any year is based on the performance of the Company as measured against certain pre-established quantitative thresholds. Specifically, incentive payments are based on the Company’s ability to meet stated loan and deposit growth targets as well as non-quantitative factors evaluated at the discretion of the Compensation Committee. Once the aggregate incentive payment amount is established, individual incentive payments to employees, including executive officers, are calculated based on the employee’s base salary. In 2005, the incentive payments for the year ended December 31, 2005 to the Named Executives are indicated in the table under “Executive Compensation.”

In 2005, the full Board of Directors (without the participation of Mr. Collins) determined the compensation of the Chief Executive Officer based on recommendations of the Compensation Committee. Factors considered by the Compensation Committee in recommending the Chief Executive Officer’s 2005 base salary included his individual performance, the performance of the Company under his direction and the advancement of the Company’s strategic goals. In 2005, with respect to Mr. Collins, the Committee recommended to the full Board of Directors a $64,855 increase in base salary to $340,000. Based on the calculations described above for the Incentive Plan, the Committee also recommended a $37,034 increase in Mr. Collins’ annual incentive award to $94,044. The full Board of Directors adopted the recommendation of the Compensation Committee.

This report has been provided by the Compensation Committee:

Carol Moore Cutting	Carol A. Leary	Donald G. Helliwell
Kevin E. Ross	Robert A. Stewart, Jr.	Thomas H. Themistos

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the common stock of the Company are required to file certain reports with the SEC regarding such ownership. The following table sets forth, as of March 31, 2006, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of the Company’s outstanding shares of common stock, including shares owned by its directors and executive officers as a group. For security ownership of management, please see “Item 10. Directors and Executive Officers of the Registrant” above.

	Amount of Shares
	Owned and Nature	Percent of Shares
Name and Address of	of Beneficial	of Common Stock
Beneficial Owners	Ownership(1)	Outstanding

Principal Stockholders:

United Mutual Holding Company	9,189,722	53.4%
95 Elm Street
West Springfield, Massachusetts 01089

United Mutual Holding Company(2)	9,336,709	54.26%
and all Directors and Executive Officers
as a group (19 persons)

_____________________________
(1)    A person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from March 31, 2006.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)    The Company’s executive officers and directors are also executive officers and directors of United Mutual Holding Company (the “MHC”). Excluding shares held by the MHC, the Company’s executive officers and directors owned an aggregate of 146,987 shares, or 0.85% of the outstanding shares.

ITEM 13.    Certain Relationships and Related Transactions

Transactions with Certain Related Persons

All transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to the Company than could have been obtained by it in arm’s-length negotiations with unaffiliated persons. The balance of loans outstanding to directors, executive officers and their related interests amounted to $1,071,141 at December 31, 2005. The Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (i) extending or maintaining credit; (ii) arranging for the extension of credit; or (iii) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, however, one of which is applicable to the Company. Namely, this prohibition does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to the Company’s directors and officers by the Bank are made in conformity with the Federal Reserve Act and regulations promulgated thereunder.

ITEM 14.    Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of the Company has approved the engagement of Grant Thornton, LLP to be the Company’s independent registered public accounting firm for the 2006 year, subject to the ratification of the engagement by the Company’s stockholders. At the Annual Meeting, stockholders will consider and vote on the ratification of the engagement of Grant Thornton, LLP for the Company’s year ending December 31, 2006. A representative of Grant Thornton, LLP is expected to attend the Annual Meeting to respond to appropriate questions and to make a statement, if deemed appropriate.

Stockholder ratification of the selection of the independent registered public accounting firm is not required by the Company’s bylaws or otherwise. However, the Board of Directors is submitting the selection of the independent registered public accounting firm to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the independent registered public accounting firm selected by the Audit Committee, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent accounting firm at any time during the year if it determines that such change is in the best interests of the Company and its stockholders.

Audit Fees. During 2005 the fees billed for professional services rendered by Grant Thornton, LLP were $444,023. Such fees include fees related to the Company’s filing of the registration statement on Form S-1 of $226,273 and the audit of the Company’s annual financial statements and for the review of the consolidated financial statements, including the Company’s quarterly reports on Forms 10-Q, of $217,750. During 2004, the fees  billed for professional services rendered by Grant Thornton, LLP for the audit of the Company’s annual financial statements were $195,000.

Audit-Related Fees. During 2005 there were no fees billed for professional services by Grant Thornton, LLP that are reasonably related to the performance of the audit. During 2004, fees billed for professional services by Grant Thornton, LLP related to the mutual holding company conversion were $17,198.

Tax Fees. During the past two years the fees billed for professional services by Grant Thornton, LLP for tax services such as tax advice, tax planning, tax compliance and the review of tax returns were $20,907 for 2005 and $9,000 for 2004. All tax fees billed by Grant Thornton, LLP during 2005 were pre-approved by the Audit Committee.

All Other Fees. There were no fees billed to the Company by Grant Thornton, LLP that are not described above during the past two fiscal years.

The Audit Committee considered whether the provision of non-audit services was compatible with maintaining the independence of its independent registered public accounting firm. The Audit Committee concluded that performing such services in 2005 did not affect the independent registered public accounting firm’s independence in performing its function as auditors of the Company’s financial statements.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FINANCIAL BANCORP, INC.

Date:April 28, 2006	By:	/s/ Richard B. Collins
Richard B. Collins
Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins	Chief Executive Officer,	April 28, 2006
Richard B. Collins	President and Director (Principal
Executive Officer)

/s/ Donald F.X. Lynch	Executive Vice President and	April 28, 2006
Donald F. X. Lynch	Chief Financial Officer (Principal
Financial and Accounting
Officer)

/s/ Robert W. Bozenhard, Jr.	Chairman of the Board	April 28, 2006
Robert W. Bozenhard, Jr.

/s/ Michael F. Crowley	Director	April 28, 2006
Michael F. Crowley

/s/ Carol Moore Cutting	Director	April 28, 2006
Carol Moore Cutting

/s/ Donald G. Helliwell	Director	April 28, 2006
Donald G. Helliwell

/s/ George W. Jones		April 28, 2006
George W. Jones	Director

/s/ Carol A. Leary	Director	April 28, 2006
Carol A. Leary

/s/ G. Todd Marchant	Director	April 28, 2006
G. Todd Marchant

/s/ Kevin E. Ross	Director	April 28, 2006
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Director	April 28, 2006
Robert A. Stewart, Jr.

/s/ Thomas H. Themistos	Director	April 28, 2006
Thomas H. Themistos

/s/ Michael F. Werenski	Director	April 28, 2006
Michael F. Werenski