Form 10-Q
period 2006-03-31
United Financial Bancorp Inc
filed 2006-05-05
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
17,205,995 shares outstanding as of May 5, 2006

United Financial Bancorp, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

Back to Index

PART I.     FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash and due from banks	$16,473	$15,841
Interest-bearing deposits	35,942	2
Liquidity and cash funds	385	—
Total cash and cash equivalents	52,800	15,843

Securities available for sale, at fair value	220,485	226,465
Securities to be held to maturity, at amortized cost (fair value $3,298 at March 31, 2006 and $3,298 at December 31, 2005)	3,323	3,325
Loans, net of allowance for loan losses of $6,580 at March 31, 2006 and $6,382 at December 31, 2005	641,008	630,558
Other real estate owned	—	1,602
Accrued interest receivable	4,202	3,928
Deferred tax asset, net	1,494	1,245
Stock in the Federal Home Loan Bank of Boston	6,684	6,588
Banking premises and equipment, net	8,141	8,236
Bank-owned life insurance	6,113	6,031
Other assets	3,319	2,692

TOTAL ASSETS	$947,569	$906,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$593,019	$560,310
Non-interest bearing	92,762	93,301
Total deposits	685,781	653,611

Federal Home Loan Bank of Boston advances	112,542	101,880
Repurchase agreements	6,388	8,434
Escrow funds held for borrowers	1,259	1,129
Accrued expenses and other liabilities	4,307	4,454
Total liabilities	810,277	769,508

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.01 per share, authorized 60,000,000 shares; 17,205,995 shares issued at March 31, 2006 and at December 31, 2005	172	172
Paid-in capital	78,460	78,446
Retained earnings	67,928	66,944
Unearned ESOP shares	(6,012)	(6,092)
Accumulated other comprehensive (loss), net of taxes	(3,256)	(2,465)
Total stockholders’ equity	137,292	137,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$947,569	$906,513

See notes to unaudited consolidated financial statements

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(Dollars in thousands, except per share amount)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Loans	$9,600	$8,048
Investments	2,305	1,528
Other interest-earning assets	242	140
Total interest and dividend income	12,147	9,716

Interest expense:
Deposits	4,042	2,580
Short-term borrowings	576	268
Long-term debt	621	521
Total interest expense	5,239	3,369

Net interest income before provision for loan losses	6,908	6,347

Provision for loan losses	162	275

Net interest income after provision for loan losses	6,746	6,072

Non-interest income:
Fee income on depositors’ accounts	1,044	903
Income from bank-owned life insurance	81	81
Other income	231	231
Total non-interest income	1,356	1,215

Non-interest expense:
Salaries and benefits	3,029	2,638
Occupancy expenses	403	340
Marketing expenses	415	345
Data processing expenses	730	746
Contributions and sponsorships	31	73
Professional fees	256	111
Other expenses	1,010	764
Total non-interest expense	5,874	5,017

Income before income taxes	2,228	2,270

Income tax expense	873	904

NET INCOME	$1,355	$1,366

Basic and diluted earnings per share	$.08	NA
Weighted-average common shares outstanding
for basic and diluted earnings per share	16,601	NA

NA - Not applicable
See notes to unaudited consolidated financial statements.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(Dollars in thousands, except per share amount)

	Common Stock	Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive (Loss)	Total

Balances at December 31, 2004	$—	$—	$62,667	$—	$(412)	$62,255

Net income	—	—	1,366	—	—	1,366
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(1,156)	(1,156)
Total comprehensive income						210

Balances at March 31, 2005	$—	$—	$64,033	$—	$(1,568)	$62,465

Balances at December 31, 2005	$172	78,446	$66,944	$(6,092)	$(2,465)	$137,005

Net income	—	—	1,355	—	—	1,355
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	(791)	(791)
Total comprehensive income						564

Cash dividends declared ($.05 per share)			(371)			(371)

ESOP shares committed to be released	—	14	—	80	—	94

Balances at March 31, 2006	$172	$78,460	$67,928	$(6,012)	$(3,256)	$137,292

See notes to unaudited consolidated financial statements.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,355	$1,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	162	275
ESOP expense	94	—
Amortization of premiums and discounts	100	187
Provision for other real estate owned	34	—
Depreciation and amortization	193	156
Deferred (prepaid) income tax expense	(458)	(281)
Increase in Bank-owned life insurance	(81)	(81)
Increase in accrued interest receivable	(274)	(274)
Increase in other assets	(329)	(354)
Decrease in accrued expenses and other liabilities	(348)	(733)

Net cash provided by operating activities	448	261

Cash flows from investing activities:
Cash paid to acquire Levine Financial Group	(100)	—
Purchases of securities available for sale	(6,872)	(30,879)
Proceeds from sales, maturities and principal repayments of securities available for sale	12,172	7,688
Purchases of Federal Home Loan Bank of Boston stock	(96)	—
Net loan originations and principal repayments	(9,044)	3,035
Purchases of property and equipment	(97)	(64)

Net cash used in investing activities	(4,037)	(20,220)

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - Continued
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from financing activities:
Net increase in deposits	$32,170	$24,389
Proceeds of Federal Home Loan Bank of Boston advances	29,612	—
Repayments of Federal Home Loan Bank of Boston advances	(18,949)	(2,027)
Net increase (decrease) in repurchase agreements	(2,046)	1,938
Net increase in escrow funds held for borrowers	130	223
Cash dividends paid	(371)	—

Net cash provided by financing activities	40,546	24,523

Increase in cash and cash equivalents	36,957	4,564

Cash and cash equivalents at beginning of year	15,843	23,233

Cash and cash equivalents at end of period	$52,800	$27,797

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period:
Interest on deposits and other borrowings	$5,240	$3,385
Income taxes - net	312	726

See notes to unaudited consolidated financial statements.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
Dollars in Thousands (except per share amounts)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly-owned subsidiary, United Bank. The consolidated financial statements also include the accounts of United Bank’s wholly-owned subsidiary, UCB Securities, Inc., which is engaged in buying, selling and holding investment securities. These entities are collectively referred to herein as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-K.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE B - CRITICAL ACCOUNTING POLICIES

The accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2006

NOTE C - LOANS

The components of loans are as follows at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

Real estate - Residential (1-4 Family)	$374,972	$371,281
- Commercial	154,637	150,099
Construction	30,167	28,872
Commercial and industrial	58,734	59,591
Consumer	27,863	25,949
	646,373	635,792
Other Items:
Net deferred loan costs	1,215	1,148
Allowance for loan losses	(6,580)	(6,382)
	$641,008	$630,558

Nonaccrual loans amounted to $1,686 and $1,717 at March 31, 2006 and December 31, 2005, respectively.

NOTE D - DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Type
Demand	$92,762	$93,301
NOW	38,714	39,922
Regular Savings	84,646	87,253
Money Market	157,103	154,177
Retirement	54,809	52,694
Term Certificates	257,747	226,264
	$685,781	$653,611

NOTE E - ACQUISITION OF LEVINE FINANCIAL GROUP

In March 2006, the Company acquired Levine Financial Group, Inc., a financial management company located in Northampton, Massachusetts, with $88 million in assets under management for $100 in cash and contingent purchase price of an additional $200. Earn out of the contingent purchase price is based on customer retention. Based on a preliminary purchase price allocation, the Company has recorded approximately $300 as a customer relationship intangible asset.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2006

NOTE F - SUBSEQUENT EVENT

On April 20, 2006, the Board of Directors declared a cash dividend of $0.05 per share. The dividend is payable on May 23, 2006 to stockholders of record as of May 9, 2006. United Mutual Holding Company intends to waive receipt of dividends paid on the shares it owns of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies. Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses.

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

Back to Index

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

Back to Index

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

Increasing our Share of Lower-Cost Deposits. Our deposit gathering over the past few years has been characterized by a deliberate shift away from relatively high cost and volatile certificates of deposit to lower cost and more stable core deposits. This effort has enabled us to largely fund loan growth while maintaining a reasonable cost of funds. We attract core deposits with a targeted marketing program, a well established incentive-based cross-sales program and competitive rates. We intend to amplify these efforts to continue to attract core deposits as a prime funding source

Forward Looking Statements

From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward looking statements. Factors that may cause actual results to differ materially from those projected in the forward looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments that are greater than expected, the enactment of legislation or regulatory changes that have a less than favorable impact on the business of the Company, and significant increases in competitive pressures. Forward looking statements speak only as of the date they are made and the Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date of the forward looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased $41.1 million, or 4.5%, to $947.6 million at March 31, 2006 from $906.5 million at December 31, 2005. The increase reflected growth of $32.7 million in interest bearing deposit accounts reflecting an intentional build-up in cash balances and $10.5 million in net loans, partially offset by a $6.0 million decrease in securities available for sale. The growth in assets was funded by a $32.2 million increase in deposits and $10.7 million in Federal Home Loan Bank advances.

Net loans increased to $641.0 million at March 31, 2006 from $630.6 million at December 31, 2005. One- to four-family residential mortgage loans increased $3.7 million, or 1.0%, to $375.0 million at March 31, 2006 from $371.3 million at December 31, 2005, reflecting continued demand in our primary market area for residential mortgage loans and the Company’s practice of originating such loans for portfolio.

Commercial real estate loans increased $4.5 million, or 3.0%, while consumer and commercial and industrial loans increased $1.1 million, or 1.2%. Construction loans increased $1.3 million, or 4.5%, to $30.2 million at March 31, 2006, reflecting the start-up of several new construction projects.

Securities available for sale decreased $6.0 million, or 2.6%, to $220.5 million at March 31, 2006 from $226.5 million at December 31, 2005. The decrease reflected moderate amortization in our mortgage-backed securities.

Back to Index

In March 2006, the Company acquired Levine Financial Group, Inc, a financial management company located in Northampton, Massachusetts, with $88 million in assets under management for $100 in cash and contingent purchase price of an additional $200. Earn out of the contingent purchase price is based on customer retention. Based on a preliminary purchase price allocation, the Company has recorded approximately $300 as a customer relationship intangible asset.

Total deposits increased $32.2 million, or 4.9%, to $685.8 million at March 31, 2006 from $653.6 million at December 31, 2005. The increase was a result of growth in certificate of deposit accounts of $31.5 million and retirement accounts of $2.1 million, offset by a decrease in core accounts of $1.4 million. The growth in certificates of deposit was due to our increased marketing and promotional activity in an effort to attract new customers and retain existing funds on deposit. Federal Home Loan Bank advances increased $10.7 million, or 10.5%, to $112.5 million at March 31, 2006 from $101.9 million at December 31, 2005. The increase in advances reflected the match-funding of longer-term fixed rate residential loans. Repurchase agreements decreased to $6.4 million at March 31, 2006 from $8.4 million at December 31, 2005, reflecting routine fluctuations in these overnight accounts.

Total stockholders’ equity increased $287,000 or 0.2% to $137.3 million at March 31, 2006 from $137.0 million at December 31, 2005. This increase reflected net income of $1.4 million for the three months ended March 31, 2006 partially offset by the payment of a cash dividend of $371,000 and an increase in the accumulated other comprehensive loss of $791,000 caused by an increase in intermediate-term interest rates in the debt securities markets. This loss was not considered by management to be other than temporary.

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

	Three Months Ended March 31, 2006 vs. 2005
	Increase (Decrease) Due to		Net
	Volume	Rate
Interest-earning assets:
Loans	$974	$578	$1,552
Investment securities	643	134	777
Other interest-earning assets	1	101	102

Total interest-earning assets	1,618	813	2,431

Interest-bearing liabilities:
Savings accounts	(17)	44	27
Money market/NOW accounts	53	563	616
Certificates of deposit	147	672	819
Total interest-bearing deposits	183	1,279	1,462

FHLB Advances	261	114	375
Other interest-bearing liabilities	16	17	33

Total interest-bearing liabilities	460	1,410	1,870

Change in net interest income	$1,158	$(597)	$561

Back to Index

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income. The Company’s net income for the three months ended March 31, 2006 amounted to $1.4 million which was substantially the same as the prior year period.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $561,000, or 8.8%, to $6.9 million for the three months ended March 31, 2006. The increase reflected a $134.3 million, or 17.1%, increase in the average balance of total interest-earning assets to $921.1 million with an increase in average rate to 5.46% from 5.12% which more than offset a $54.5 million or 8.6% increase in the average balance of total interest-bearing liabilities, whose average rate rose to 3.04% from 2.12% for the same period. The increase in average interest-earning assets as compared to average interest-bearing liabilities was primarily due to the capital raised in the Company’s initial public offering in 2005.

Interest Income. Interest income increased $2.4 million, or 25.0%, to $12.1 million for the three months ended March 31, 2006 from $9.7 million for the prior year period. The increase resulted from a $134.3 million, or 17.1%, increase in the average balance of total interest-earning assets, as well as a 34 basis point increase in the average yield on such assets to 5.46% for the three months ended March 31, 2006 from 5.12% for the prior year period. Interest income attributable to loans increased $1.6 million, or 19.3%, to $9.6 million for the three months ended March 31, 2006 from $8.0 million for the prior year period. The increase in interest earned on loans was due to a $66.6 million, or 11.6%, increase in the average balance of loans, coupled with a 38 basis point increase in the yield earned on such loans to 5.99% from 5.61%, as the continued demand for residential financing in our primary market area resulted in our loan originations more than offsetting loan prepayments and normal amortization. Interest earned on investment securities and other interest-earning assets, including mortgage-backed securities, increased $879,000, or 52.7%, to $2.5 million for the three months ended March 31, 2006, from $1.7 million for the prior year period. The increase reflected the higher average balance in such assets of $64.4 million and an increase in the average yield of 108 basis points.

Interest Expense. Interest expense increased $1.9 million, or 55.5%, to $5.2 million for the three months ended March 31, 2006 from $3.4 million for the prior year period. The increase in interest expense was due to a $54.5 million, or 8.6%, increase in the average balance of interest-bearing liabilities to $690.3 million for the three months ended March 31, 2006 from $635.9 million for the prior year period, coupled with the increase in the average cost of such liabilities to 3.04% for the three months ended March 31, 2006 from 2.12% for the prior year period. The interest paid on deposits increased by $1.5 million, or 56.7%, reflecting an increase in the average cost of such deposits to 2.84% from 1.90%, while the average balance of such deposits increased by $25.1 million, or 4.6%. The interest paid on savings accounts, money market and NOW accounts, and certificates of deposit all increased. Interest paid on Federal Home Loan Bank advances and repurchase agreements increased by $408,000, or 51.7%, reflecting an increase in the average balance of such accounts to $121.5 million for the three months ended March 31, 2006 from $92.2 million for the prior year period, coupled with an increase in the average cost of such debt to 3.94% from 3.43%. The increase in the average cost of liabilities reflected the series of interest rate increases initiated by the Federal Reserve Board beginning in June 2004, which continued through the current period.

Provision for Loan Losses. The provision for loan losses was $162,000 for the three months ended March 31, 2006 as compared to $275,000 for the three months ended March 31, 2005. Given the Company’s loan quality, measured principally by delinquency rates, charge-offs and internal loan classifications, management’s reserve methodology resulted in the lower provision for loan losses. The allowance for loan losses was $6.6 million, or 1.02% of loans outstanding at March 31, 2006.

Back to Index

Non-interest Income. Non-interest income increased $141,000, or 11.6% and amounted to $1.4 million for the three months ended March 31, 2006. This increase resulted primarily from fee income on depositors’ accounts.

Non-interest Expense. Non-interest expense increased $857,000 or 17.1%, to $5.9 million for the three months ended March 31, 2006 from $5.0 million for the prior year period. This n increase was largely attributable to salary and benefit increases totaling $390,000 which included a $94,000 expense related to the Company’s Employee Stock Ownership Plan (ESOP),as well as growth in occupancy and professional services costs. Occupancy costs increased $63,000, or 18.5%. Professional services costs increased $145,000, or 130.6% to $256,000 for the three month period ended March 31, 2006 mainly due to expenses incurred in connection with being a public company. Other non-interest expense increased $246,000, or 32.2%, primarily due to increases in depreciation, postage, and real estate owned expenses.

Income Tax Expense. Income tax expense for the three months ended March 31, 2006 was $873,000 as compared to $904,000 for the three months ended March 31, 2005. The effective tax rate was 39.2% and 39.8% for the three months ended March 31, 2006 and 2005, respectively. The lower rate was due to more funds invested by United Bank’s subsidiary which enjoys a more favorable state tax rate.

Liquidity, Market Risk, and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an interest rate risk management consultant, committee monitors the level of interest rate risk on a regular basis and generally meets at least on a monthly basis to review our asset/liability policies and interest rate risk position.

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

The table below sets forth as of December 31, 2005, the latest data available from regulatory authorities, the estimated changes in our net portfolio value that would result from the designated instantaneous and parallel changes in the United States Treasury rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Back to Index

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV		NPV Ratio	Increase (Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	(4)	(basis points)
	(Dollars in thousands)

+300	$82,555	$(45,280)	(35)%	9.82%	(440)
+200	97,384	(30,451)	(24)	11.32	(289)
+100	112,584	(15,251)	(12)	12.80	(141)
0	127,835	—	—	14.21	—
-100	138,372	10,537	8	15.12	91
-200	139,084	11,248	9	15.08	87
_____________

(1)	Assumes an instantaneous and parallel uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2005, in the event of a 200 basis point decrease in interest rates, we would experience a 9% increase in net portfolio value. In the event of a 300 basis point increase in interest rates, we would experience a 35% decrease in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. For the quarter ended March 31, 2006 our liquidity ratio was 34.04%, compared to 32.72% at December 31, 2005.

Back to Index

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

As of March 31, 2006:

Risk-based capital	18.0%

Core capital	11.2%

Tangible capital	11.2%

As of December 31, 2005:

Risk-based capital	18.3%

Core capital	11.6%

Tangible capital	11.6%

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

On April 20, 2006, the Board of Directors declared a cash dividend of $0.05 per share. The dividend is payable on May 23, 2006 to shareholders of record as of May 9, 2006. United Mutual Holding Company intends to waive receipt of dividends paid on the shares it owns of the Company.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity, Market Risk, and Capital Resources.”

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or

Back to Index

 submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and in a timely manner alerting them to material information relating to the Company (or its consolidated subsidiary) required to be filed in its periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting identified in connection with the quarterly evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

At March 31, 2006, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 1A.  Risk Factors

Not applicable.

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date:	May 5, 2006	By:	/s/ Richard B. Collins
Richard B. Collins
President and Chief Executive Officer

Date:	May 5, 2006	By:	/s/ Donald F. X. Lynch
Donald F.X. Lynch
Executive Vice President and Chief Financial Officer

Back to Index