Form 10-Q
period 2006-06-30
United Financial Bancorp Inc
filed 2006-08-09
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
16,865,995 shares outstanding as of August 09, 2006

United Financial Bancorp, Inc.

Exhibit 3.3	Bylaws of United Financial Bancorp, Inc	25

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

Back to Index

PART I.     FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash and due from banks	$18,790	$15,841
Interest-bearing deposits	5,154	2
Liquidity and federal funds sold	34	-
Total cash and cash equivalents	23,978	15,843

Securities available for sale, at fair value	213,842	226,465
Securities to be held to maturity, at amortized cost (fair value $3,254 at
June 30, 2006 and $3,298 at December 31, 2005)	3,295	3,325
Loans, net of allowance for loan losses of $6,825 at June 30, 2006 and
$6,382 at December 31, 2005	689,630	630,558
Other real estate owned	250	1,602
Accrued interest receivable	4,051	3,928
Deferred tax asset, net	1,645	1,245
Stock in the Federal Home Loan Bank of Boston	7,157	6,588
Banking premises and equipment, net	8,505	8,236
Bank-owned life insurance	6,186	6,031
Other assets	3,304	2,692

TOTAL ASSETS	$961,843	$906,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$599,294	$560,310
Non-interest-bearing	97,656	93,301
Total deposits	696,950	653,611
Federal Home Loan Bank of Boston advances	114,990	101,880
Repurchase agreements	6,809	8,434
Escrow funds held for borrowers	964	1,129
Accrued expenses and other liabilities	4,394	4,454
Total liabilities	824,107	769,508

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 60,000,000 shares;
17,205,995 shares issued at June 30, 2006 and at December 31, 2005	172	172
Paid-in capital	78,476	78,446
Retained earnings	68,848	66,944
Unearned ESOP shares	(5,932)	(6,092)
Accumulated other comprehensive loss, net of taxes	(3,828)	(2,465)
Total stockholders’ equity	137,736	137,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$961,843	$906,513

See notes to unaudited consolidated financial statements

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)
(Amounts in thousands, except per share amount)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$10,076	$8,352	$19,676	$16,400
Investments	2,261	1,859	4,566	3,387
Other interest-earning assets	288	116	530	256
Total interest and dividend income	12,625	10,327	24,772	20,043

Interest expense:
Deposits	4,664	2,901	8,706	5,481
Short-term borrowings	591	416	1,167	684
Long-term debt	605	503	1,226	1,023
Total interest expense	5,860	3,820	11,099	7,188

Net interest income before provision for loan losses	6,765	6,507	13,673	12,855

Provision for loan losses	300	275	462	550

Net interest income after provision for loan losses	6,465	6,232	13,211	12,305

Non-interest income:
Fee income on depositors’ accounts	1,036	923	1,982	1,746
Income from bank-owned life insurance	73	81	154	162
Other income	332	252	563	482
Total non-interest income	1,441	1,256	2,699	2,390

Non-interest expense:
Salaries and benefits	3,130	2,596	6,159	5,234
Occupancy expenses	410	399	813	739
Marketing expenses	350	335	765	680
Data processing expenses	558	563	1,190	1,229
Contributions and sponsorships	86	37	117	110
Professional fees	223	108	479	219
Other expenses	1,079	788	2,089	1,552
Total non-interest expense	5,836	4,826	11,612	9,763

Income before income taxes	2,070	2,662	4,298	4,932

Income tax expense	780	1,063	1,653	1,966

NET INCOME	$1,290	$1,599	$2,645	$2,966

Basic and diluted earnings per share	$0.08	NA	$0.16	NA
Weighted-average common shares outstanding
for basic and diluted earnings per share	16,609	NA	16,605	NA

NA - Not applicable

See notes to unaudited consolidated financial statements.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(Amounts in thousands, except per share amount)

				Unearned	Other
	Common	Paid-In	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Loss	Total

Balances at December 31, 2004	$-	$-	$62,667	$-	$(412)	$62,255

Net income	-	-	2,966	-	-	2,966
Net unrealized loss on securities available for sale, net of taxes	-	-	-	-	(337)	(337)
Total comprehensive income	-	-	-	-	-	2,629

Balances at June 30, 2005	$-	$-	$65,633	$-	$(749)	$64,884

Balances at December 31, 2005	172	78,446	66,944	(6,092)	(2,465)	137,005

Net income	-	-	2,645	-	-	2,645
Net unrealized loss on securities available for sale, net of taxes	-	-	-	-	(1,363)	(1,363)
Total comprehensive income						1,282

Cash dividends declared ($0.10 per share)	-	-	(741)	-	-	(741)
ESOP shares committed to be released	-	30	-	160	-	190

Balances at June 30, 2006	$172	$78,476	$68,848	$(5,932)	$(3,828)	$137,736

See notes to unaudited consolidated financial statements.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,645	$2,966

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	462	550
ESOP expense	190	-
Amortization of premiums and discounts	201	382
Provision for other real estate owned	34	-
Depreciation and amortization	363	311
Net loss (gain) on sale of property and equipment	21	(4)
Deferred income tax benefit	(609)	(132)
Increase in Bank-owned life insurance	(154)	(162)
Increase in accrued interest receivable	(123)	(593)
Increase in other assets	(514)	(1,133)
Decrease in accrued expenses and other liabilities	(60)	(368)

Net cash provided by operating activities	2,456	1,817

Cash flows from investing activities:
Cash paid to acquire Levine Financial Group	(100)	-
Purchases of securities available for sale	(11,831)	(77,525)
Proceeds from maturities and principal repayments of securities available for sale	23,104	18,388
Purchase of securities held to maturity	-	(909)
Proceeds from maturities and principal repayments of securities held to maturity	25	25
Purchases of Federal Home Loan Bank of Boston stock	(569)	(154)
Proceeds from sales of other real estate owned	1,568	-
Net loan originations and principal repayments	(59,784)	(19,411)
Purchases of property and equipment	(652)	(363)
Proceeds from sale of property and equipment	-	16

Net cash used in investing activities	(48,239)	(79,933)

Cash flows from financing activities:
Net increase in deposits	43,339	41,313
Proceeds of Federal Home Loan Bank of Boston advances	65,307	54,626
Repayments of Federal Home Loan Bank of Boston advances	(52,197)	(37,691)
Proceeds from stock offering subscriptions	-	116,547
Net (decrease) increase in repurchase agreements	(1,625)	3,653
Net decrease in escrow funds held for borrowers	(165)	(30)
Cash dividends paid	(741)	-

Net cash provided by financing activities	53,918	178,418

Increase in cash and cash equivalents	8,135	100,302
Cash and cash equivalents at beginning of year	15,843	23,233
Cash and cash equivalents at end of period	$23,978	$123,535

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$11,143	$7,179
Income taxes – net	867	2,027

See notes to unaudited consolidated financial statements.

Back to Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
Dollars in Thousands (except per share amounts)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly owned subsidiary, United Bank. The consolidated financial statements also include the accounts of United Bank’s wholly owned subsidiary, UCB Securities, Inc., which is engaged in buying, selling and holding investment securities. These entities are collectively referred to herein as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2006 and the results of operations for the three months and six months ended June 30, 2006 and 2005. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, which was filed by the Company at the Securities and Exchange Commission on March 30, 2006 and amended on April 28, 2006.

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

The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period. Arriving at an appropriate level for the allowance for loan losses necessarily involves a high degree of judgment. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in the factors considered in evaluating the adequacy of the allowance, including prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.

The assessment of whether a valuation allowance for the Company’s deferred tax assets is required is also a critical accounting estimate. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of such assets will not be realized. This assessment is made each reporting period based upon an estimate of future taxable income during the periods in which existing temporary differences become deductible.

Back to Index

NOTE C - EARNINGS PER SHARE

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding. The Company had no dilutive potential common shares outstanding at June 30, 2006.

The calculation of earnings per common share and diluted earnings per common share for the three and six month periods ended June 30, 2006 is presented below. Earnings per share is not applicable for the 2005 periods since the Company did not complete its initial public offering until July 12, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Net income	$1,290	$2,645

Weighted average common shares applicable to basic EPS	16,609	16,605
Effect of dilutive potential common shares	-	-

Weighted average common shares applicable to diluted EPS	16,609	16,605

Earnings per share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.16

NOTE D - LOANS

The components of loans were as follows at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

One-to-four family residential real estate	$296,717	$285,236
Commercial real estate	163,300	150,099
Construction	40,931	28,872
Home equity loans	100,057	86,045
Commercial and industrial	64,464	59,591
Consumer	29,752	25,949
Total loans	695,221	635,792

Net deferred loan costs and fees	1,234	1,148
Allowance for loan losses	(6,825)	(6,382)
Loans, net	$689,630	$630,558

Nonaccrual loans amounted to $2,315 and $1,717 at June 30, 2006 and December 31, 2005, respectively.

Back to Index

NOTE E - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Six Months Ended June 30,
	2006	2005

Balance at beginning of period	$6,382	$5,750
Provision for loan losses	462	550
Charge-offs	(58)	(248)
Recoveries	39	162
Balance at end of period	$6,825	$6,214

NOTE F - COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005

Unused lines of credit	$124,988	$114,016
Amounts due mortgagors	39,771	16,833
Standby letters of credit	1,129	1,383
Commitments to originate loans	37,060	14,494

NOTE G - DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Demand	$97,656	$93,301
NOW	41,990	39,922
Regular savings	79,831	87,253
Money market	159,057	155,492
Certificates of deposit	318,416	277,643
	$696,950	$653,611

NOTE H - CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company.

Back to Index

NOTE I - SUBSEQUENT EVENTS

On July 20, 2006, the Board of Directors declared a cash dividend of $0.05 per share. The dividend is payable on August 22, 2006 to stockholders of record as of August 8, 2006. United Mutual Holding Company intends to waive receipt of dividends paid on the shares it owns of the Company.

The Company held its Annual Stockholders Meeting on July 20, 2006, at which time shareholders approved the 2006 United Financial Bancorp, Inc. Stock-Based Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights and restricted stock awards, provided that no more than 337,237 shares may be issued as restricted stock awards, and no more than 843,093 shares may be issued pursuant to the exercise of stock options.

On July 20, 2006, the Board of Directors approved a stock repurchase program to fund the restricted stock portion of its 2006 Stock-Based Incentive Plan. Under the program, the Company is authorized to repurchase up to 340,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market or privately negotiated transactions over a six-month period. The authorized share repurchases represent approximately 2.0% of the Company’s total outstanding common stock, or about 4.2% of the Company's publicly traded shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those projected in the forward-looking statements include, but are not limited to, general economic conditions that are less favorable than expected, changes in market interest rates that result in reduced interest margins, risks in the loan portfolio, including prepayments that are greater than expected, the enactment of legislation or regulatory changes that have a less than favorable impact on the business of the Company, and significant increases in competitive pressures. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward- looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and the valuation of deferred income taxes.

The allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period. Arriving at an appropriate level for the allowance for loan losses necessarily involves a high degree of judgment. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in the factors considered in evaluating the adequacy of the allowance, including prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms.

Back to Index

The assessment of whether a valuation allowance for the Company’s deferred tax assets is required is also a critical accounting estimate. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of such assets will not be realized. This assessment is made each reporting period based upon an estimate of future taxable income during the period in which existing temporary differences become deductible.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased $55.3 million, or 6.1%, to $961.8 million at June 30, 2006 from $906.5 million at December 31, 2005 due in large part to strong growth in net loans and to a lesser extent an increase in cash and cash equivalents. Net loans increased $59.1 million, or 9.4%, to $689.6 million at June 30, 2006 from $630.6 million at December 31, 2005. Loan growth was solid in all categories reflecting a sound local economy, a stable real estate market, continued demand in our primary market areas for our products and successful business development efforts. The increase in loans was also attributable to the Company’s practice of originating residential loans for portfolio.

Cash and cash equivalents increased $8.1 million to $24.0 million at June 30, 2006 reflecting an intentional buildup of funds to support future growth in loans. Securities available for sale decreased $12.6 million, or 5.6%, to $213.8 million at June 30, 2006 from $226.5 million at December 31, 2005 in connection with maturities of certain debt instruments and normal amortization of the mortgage-backed securities portfolio, somewhat offset by purchases of mortgage-backed and agency securities. The cash flows from investment securities were used to support loan growth.

The growth in assets was primarily funded by increases in deposits and, to a lesser extent, Federal Home Loan Bank advances. Total deposits grew $43.3 million, or 6.6%, to $697.0 million at June 30, 2006 from $653.6 million at December 31, 2005 mainly due to an increase of $40.8 million in certificate of deposit balances. During the period, customer demand for deposits shifted from savings towards higher-yielding certificates of deposit accounts. Demand and NOW account balances grew $6.4 million, or 4.8%, for the first six months of 2006 in connection with increased marketing and promotional activity in an effort to attract new customers and retain existing funds. At June 30, 2006, core deposits totaled $378.5 million, or 54.3% of deposits.

Federal Home Loan Bank advances increased $13.1 million, or 12.9%, to $115.0 million at June 30, 2006 from $101.9 million at December 31, 2005. The increase in advances reflected the funding of the balance sheet growth. Repurchase agreements decreased to $6.8 million at June 30, 2006 from $8.4 million at December 31, 2005, reflecting routine fluctuations in these overnight accounts.

Total stockholders’ equity increased $731,000, or 0.5%, to $137.7 million at June 30, 2006 from $137.0 million at December 31, 2005. This increase reflected net income of $2.6 million for the six months ended June 30, 2006, partially offset by the payment of cash dividends totaling $741,000 and a $1.4 million increase in the accumulated other comprehensive loss. The increase in the accumulated other comprehensive loss was largely related to the reduction in the market value of securities available for sale caused by the impact of higher intermediate- and long-term rates. This loss was not considered by management to be other than temporary.

Back to Index

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,	At December 31,
	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Residential mortgages (1)	$445	$1,016
Commercial mortgages	1,826	141
Construction	-	113
Commercial and industrial	44	447
Total non-accrual loans	2,315	1,717

Accruing loans 90 days or more past due	-	-

Total non-performing loans	2,315	1,717

Other real estate owned	250	1,602
Total non-performing assets	$2,565	$3,319

Ratios:
Total non-performing loans to total loans	0.33%	0.27%
Total non-performing assets to total assets	0.27%	0.37%
Allowance for loan losses to non-performing loans	294.82%	371.69%
_______________________________________________

(1) Includes one- to four-family loans and home equity loans and lines of credit

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

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

Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of deposit account fees, financial services fees, increases in cash value-insurance and miscellaneous other income. In 2005 and 2006, the Company generated minimal gains from the sale of securities and loans. Non-interest expense currently consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, printing and office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Back to Index

Net Income

The Company’s net income for the three months ended June 30, 2006 amounted to $1.3 million, or $0.08 per diluted share, compared to $1.6 million for the same period in 2005. The Company did not report earnings per share in the second quarter of 2005 since its initial public offering was not completed until July 2005. The earnings for the second quarter of 2006 declined $309,000 from the prior year period primarily as a result of an increase in non-interest expense, partially offset by expansion in net interest income and non-interest income.

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

Back to Index

	Three Months Ended June 30,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$396,811	$5,731	5.78%	$355,336	$4,935	5.56%
Commercial real estate	181,412	2,882	6.35%	154,454	2,345	6.07%
Commercial and industrial	62,586	1,126	7.20%	51,654	828	6.41%
Consumer and other	28,599	337	4.71%	18,996	244	5.14%
Total loans	669,408	10,076	6.02%	580,440	8,352	5.76%
Investment securities	220,844	2,261	4.10%	197,865	1,859	3.76%
Other interest-earning assets	24,475	288	4.71%	24,667	116	1.88%
Total interest-earning assets	914,727	12,625	5.52%	802,972	10,327	5.14%
Noninterest-earning assets	30,540			29,964
Total assets	$945,267			$832,936

Interest-bearing liabilities:
Savings accounts	$81,496	169	0.83%	$97,669	154	0.63%
Money market	160,432	1,255	3.13%	142,963	672	1.88%
NOW accounts	35,753	23	0.26%	37,990	24	0.25%
Certificates of deposit	316,150	3,217	4.07%	278,009	2,051	2.95%
Total interest-bearing deposits	593,831	4,664	3.14%	556,631	2,901	2.08%
FHLB advances	111,316	1,122	4.03%	95,615	856	3.58%
Other interest-bearing liabilities	6,898	74	4.29%	8,960	63	2.81%
Total interest-bearing liabilities	712,045	5,860	3.29%	661,206	3,820	2.31%
Demand deposits	88,872			85,282
Other noninterest-bearing liabilities	6,710			22,653
Total liabilities	807,627			769,141
Stockholders' equity	137,640			63,795
Total liabilities and stockholders' equity	$945,267			$832,936

Net interest income		$6,765			$6,507
Interest rate spread(1)			2.23%			2.83%
Net interest-earning assets(2)	$202,682			$141,766
Net interest margin(3)			2.96%			3.24%
Average interest-earning assets to
average interest-bearing liabilities			128.46%			121.44%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

Back to Index

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three months ended June 30
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$593	$203	$796
Commercial real estate	424	112	536
Commercial and industrial	189	109	298
Consumer and other	115	(21)	94
Total loans	1,321	403	1,724
Investment securities	227	175	402
Other interest-earning assets	(1)	173	172
Total interest-earning assets	1,547	751	2,298

Interest-bearing liabilities:
Savings accounts	(28)	43	15
Money market accounts	91	492	583
NOW accounts	(1)	-	(1)
Certificates of deposit	310	856	1,166
Total interest-bearing deposits	372	1,391	1,763
FHLB Advances	151	115	266
Other interest-bearing liabilities	(17)	28	11
Total interest-bearing liabilities	506	1,534	2,040

Change in net interest income	$1,041	$(783)	$258

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $258,000, or 4.0%, to $6.8 million for the three months ended June 30, 2006 reflecting growth in average earning assets, substantially offset by net interest margin compression. Net interest margin contracted 28 basis points to 2.96% for the three-month period ended June 30, 2006 compared to 3.24% for the same period in 2005. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts and the impact of increased short-term market interest rates on the cost to fund earning assets.

Interest Income. Interest income increased $2.3 million, or 22.3%, to $12.6 million for the three months ended June 30, 2006 from $10.3 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $111.8 million, or 13.9%, to $914.7 million for the three months ended June 30, 2006 due in large part to strong loan growth and purchases of investment securities, funded largely by proceeds from the Company’s initial public offering in July 2005, deposit growth and additional FHLB advances. Total average loans increased $89.0 million, or 15.3%, to $669.4 million for the second quarter of 2006 as a result of solid origination activity, partially offset by prepayments and normal

Back to Index

amortization. Total average investment securities expanded $23.0 million, or 11.6%, to $220.8 million due to purchases of securities, somewhat offset by prepayments and amortization in the existing portfolio. The yield on average interest-earning assets increased 38 basis points to 5.52% for the second quarter of 2006 in connection with the higher interest rate environment. The expansion in market rates contributed to the repricing of a portion of the Company’s existing assets and to higher rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Interest Expense. Interest expense increased $2.1 million, or 53.4%, to $5.9 million for the three months ended June 30, 2006 from $3.8 million for the prior year period due to expansion in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $50.8 million, or 7.7%, to $712.0 million for the three months ended June 30, 2006 from $661.2 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $37.2 million, or 6.7%, to $593.8 million for the second quarter of 2006 mainly attributable to an increase in money market and certificate of deposit balances, partially offset by a reduction in savings deposits. The decline in savings account balances reflected a shift in deposit demand towards money market and certificates of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $15.7 million, or 16.4%, to $111.3 million to support loan growth. The average rate paid on interest-bearing liabilities rose 98 basis points to 3.29% for the three months ended June 30, 2006 reflecting the impact of higher market rates related to interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant.

Provision for Loan Losses. The provision for loan losses was $300,000 for the three months ended June 30, 2006 as compared to $275,000 for the three months ended June 30, 2005. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $6.8 million, or 0.98%, of loans outstanding at June 30, 2006.

Non-interest Income. Non-interest income increased $185,000, or 14.7%, to $1.4 million for the three months ended June 30, 2006. Fee income on depositors’ accounts rose $113,000 as a result of growth in transaction account balances and activity. Financial services income expanded $67,000 in connection with the purchase of the Levine business in the first quarter of 2006 and new accounts opened due to successful business development efforts.

Non-interest Expense. Non-interest expense increased $1.0 million, or 20.9%, to $5.8 million for the three months ended June 30, 2006 from $4.8 million for the prior year period. Total salaries and benefits increased $534,000 reflecting costs aggregating $198,000 incurred in connection with the separation package for the Company’s former Chief Financial Officer, new employees hired to support the growth of the Company, the cost of the Company’s Employee Stock Ownership Plan and annual wage increases. Professional services costs increased $115,000 mainly due to expenses incurred in connection with being a public company, including SOX 404 compliance, audit and accounting, legal, consulting, investor-relations and NASDAQ fees. Other non-interest expense increased $291,000 primarily due to increases in printing, office supplies, postage, furniture and equipment costs and real estate owned expenses.

Back to Index

Income Tax Expense. Income tax expense for the three months ended June 30, 2006 was $780,000 as compared to $1.1 million for the three months ended June 30, 2005 primarily related to lower income before taxes. The effective tax rate was 37.7% and 39.9% for the three months ended June 30, 2006 and 2005, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

Net Income

The Company’s net income for the six months ended June 30, 2006 amounted to $2.6 million, or $0.16 per diluted share, compared to $3.0 million for the same period in 2005. The Company did not report earnings per share for the first six months of 2005 since its initial public offering was not completed until July 2005. The earnings for the first six months of 2006 declined $321,000 from the prior year period primarily as a result of an increase in non-interest expense, partially offset by expansion in net interest income and non-interest income.

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

Back to Index

	Six Months Ended June 30,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$391,125	$11,209	5.73%	$350,556	$9,638	5.50%
Commercial real estate	175,528	5,662	6.45%	155,592	4,677	6.01%
Commercial and industrial	60,887	2,145	7.05%	52,318	1,595	6.10%
Consumer and other	27,658	660	4.77%	18,886	490	5.19%
Total loans	655,198	19,676	6.01%	577,352	16,400	5.68%
Investment securities	224,091	4,566	4.08%	180,570	3,387	3.75%
Other interest-earning assets	23,251	530	4.56%	23,308	256	2.20%
Total interest-earning assets	902,540	24,772	5.49%	781,230	20,043	5.13%
Noninterest-earning assets	30,737			28,763
Total assets	$933,277			$809,993

Interest-bearing liabilities:
Savings accounts	$83,152	344	0.83%	$96,369	302	0.63%
Money market	160,974	2,438	3.03%	143,999	1,239	1.72%
NOW accounts	35,607	45	0.25%	37,326	46	0.25%
Certificates of deposit	301,664	5,879	3.90%	272,501	3,894	2.86%
Total interest-bearing deposits	581,397	8,706	2.99%	550,195	5,481	1.99%
FHLB advances	111,975	2,240	4.00%	90,519	1,599	3.53%
Other interest-bearing liabilities	7,882	153	3.88%	7,886	108	2.74%
Total interest-bearing liabilities	701,254	11,099	3.17%	648,600	7,188	2.22%
Demand deposits	87,295			83,642
Other noninterest-bearing liabilities	7,024			14,275
Total liabilities	795,573			746,517
Stockholders' equity	137,704			63,476
Total liabilities and stockholders' equity	$933,277			$809,993

Net interest income		$13,673			$12,855
Interest rate spread(1)			2.32%			2.91%
Net interest-earning assets(2)	$201,286			$132,630
Net interest margin(3)			3.03%			3.29%
Average interest-bearing assets to
average interest-bearing liabilities			128.70%			120.45%

____________________________

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Back to Index

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

	Six months ended June 30
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$1,150	$421	$1,571
Commercial real estate	627	358	985
Commercial and industrial	282	268	550
Consumer and other	209	(39)	170
Total loans	2,268	1,008	3,276
Investment securities	868	311	1,179
Other interest-earning assets	(2)	276	274
Total interest-earning assets	3,134	1,595	4,729

Interest-bearing liabilities:
Savings accounts	(45)	87	42
Money market accounts	126	1,073	1,199
NOW accounts	(2)	-	(2)
Certificates of deposit	354	1,632	1,986
Total interest-bearing deposits	433	2,792	3,225
FHLB Advances	411	230	641
Other interest-bearing liabilities	-	45	45
Total interest-bearing liabilities	844	3,067	3,911

Change in net interest income	$2,290	$(1,472)	$818

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $818,000, or 6.4%, to $13.7 million for the six months ended June 30, 2006 reflecting growth in average earning assets, substantially offset by net interest margin compression. Net interest margin contracted 26 basis points to 3.03% for the six-month period ended June 30, 2006 compared to 3.29% for the same period in 2005. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts and the impact of increased short-term market interest rates on the cost to fund earning assets.

Interest Income. Interest income increased $4.7 million, or 23.6%, to $24.8 million for the six months ended June 30, 2006 from $20.0 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $121.3 million, or 15.5%, to $902.5 million for the six months ended June 30, 2006 due in large part to strong loan growth and purchases of investment securities, funded largely by proceeds

Back to Index

from the Company’s initial public offering in July 2005, deposit growth and additional FHLB advances. Total average loans increased $77.8 million, or 13.5%, to $655.2 million for the first six months of 2006 as a result of solid origination activity, partially offset by prepayments and normal amortization. Total average investment securities expanded $43.5 million, or 24.1%, to $224.1 million due to the use of proceeds from the initial public offering in July 2005 to fund purchases. The yield on average interest-earning assets increased 36 basis points to 5.49% for the six months ended June 30, 2006 in connection with the higher interest rate environment. The expansion in market rates contributed to the repricing of a portion of the Company’s existing assets and to increased rates for new assets. Since a significant amount of the Company’s average interest earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was constrained.

Interest Expense. Interest expense increased $3.9 million, or 54.4%, to $11.1 million for the six months ended June 30, 2006 from $7.2 million for the prior year period due to expansion in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $52.7 million, or 8.1%, to $701.3 million for the six months ended June 30, 2006 from $648.6 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $31.2 million, or 5.7%, to $581.4 million for the first six months of 2006 mainly attributable to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances. The decline in savings deposits was mainly attributable to a shift in market demand to money market and certificates of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $21.5 million, or 23.7%, to $112.0 million to support loan growth. The average rate paid on interest-bearing liabilities rose 95 basis points to 3.17% for the six months ended June 30, 2006 reflecting interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant.

Provision for Loan Losses. The provision for loan losses was $462,000 for the six months ended June 30, 2006 as compared to $550,000 for the same period in 2005. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $6.8 million, or 0.98%, of loans outstanding at June 30, 2006.

Non-interest Income. Non-interest income increased $309,000, or 12.9%, to $2.7 million for the six months ended June 30, 2006. Fee income on depositors’ accounts rose $236,000 as a result of growth in transaction account balances and activity. Financial services income expanded $51,000 in connection with the purchase of the Levine business in the first quarter of 2006 and new accounts opened due to successful business development efforts.

Non-interest Expense. Non-interest expense increased $1.8 million, or 18.9%, to $11.6 million for the six months ended June 30, 2006 from $9.8 million for the prior year period. Total salaries and benefits increased $925,000 reflecting costs aggregating $198,000 incurred in connection with the separation package for the Company’s former Chief Financial Officer, new employees hired to support the growth of the Company, the cost of the Company’s Employee Stock Ownership Plan and annual wage increases. Professional services costs increased $260,000 mainly due to expenses incurred in connection with being a public company, including SOX 404 compliance, audit and accounting, legal, consulting, investor-relations and NASDAQ. Other non-interest expense increased $537,000 primarily due to increases in printing, postage, office supplies, furniture and equipment costs and real estate owned expenses.

Income Tax Expense. Income tax expense for the six months ended June 30, 2006 was $1.7 million as compared to $2.0 million for the same period in 2005 primarily related to lower income before taxes. The effective tax rate was 38.5% and 39.9% for the six months ended June 30, 2006 and 2005, respectively.

Back to Index

Market Risk, Liquidity and Capital Resources

Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk (“IRR”). Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage IRR and reduce the exposure of our net interest income (“NII”) to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the IRR inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. With the assistance of an IRR management consultant, the committee monitors the level of IRR on a regular basis and generally meets at least on a quarterly basis to review our asset/liability policies and IRR position.

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” longer-term one- to four-family residential mortgage loans; (ii) investing in variable-rate mortgage-backed securities; (iii) continued emphasis on increasing core deposits; (iv) offering adjustable rate and shorter-term home equity loans, commercial real estate loans and commercial and industrial loans; and (v) offering a variety of consumer loans, which typically have shorter-terms. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII over the next twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at June 30, 2006 and December 31, 2005.

Net Interest Income At-Risk

	Estimated Increase	Estimated Increase
Change in Interest Rates	(Decrease) in NII	(Decrease) in NII
(Basis Points)	(June 30, 2006)	(December 31, 2005)
-200	8.7%	0.4%
Stable	0.0%	0.0%
+200	-7.7%	-3.4%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary

Back to Index

from those assumed in the income simulation models, the actual results will differ reflecting prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. For the quarter ended June 30, 2006 our liquidity ratio was 29.66%, compared to 32.72% at December 31, 2005.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $24.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $213.8 million at June 30, 2006. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $230.3 million from the Federal Home Loan Bank of Boston. On that date, we had $115.0 million in advances outstanding.

At June 30, 2006, we had $37.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $125.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2006 totaled $263.9 million, or 37.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

Back to Index

As of June 30, 2006:

Risk-based capital	17.1%

Core capital	11.2%

Tangible capital	11.2%

As of December 31, 2005:

Risk-based capital	18.3%

Core capital	11.6%

Tangible capital	11.6%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. For additional information, see Note F, “Commitments,” to our Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Market Risk, Liquidity and Capital Resources.”

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

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and will be made to our internal controls and procedures for financial reporting as a result of these efforts.

Back to Index

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

At June 30, 2006, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 1A.  Risk Factors

As of June 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Charter of United Financial Bancorp, Inc. (1)
3.2	Resolution and Consent of Sole Stockholder Amending the Charter of United Financial Bancorp, Inc. (1)
3.3	Bylaws of United Financial Bancorp, Inc.
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Executive Supplemental Compensation Agreement by and between United Bank and Richard B. Collins (1)
10.3	Executive Supplemental Compensation Agreement by and between United Bank and Keith E. Harvey (1)
10.4	Executive Supplemental Compensation Agreement by and between United Bank and John J. Patterson (1)
10.5	United Bank 2004 and 2005 Incentive Plans (1)
10.6	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (1)
10.7	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (1)
10.8	Deferred Income Agreement by and between United Bank and George W. Jones (1)
10.9	Directors Fee Continuation Plan (1)
10.10	Form of Employment Agreement by and between United Bank and Richard B. Collins (1)
10.11	Form of Change in Control Agreement by and between United Bank and certain executive officers (1)
10.12	United Bank 2006 Stock-Based Incentive Plan (2)
11            Statement Regarding Computation of Per Share Earnings
21	Subsidiaries of Registrant (1)

Back to Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________

(1) Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (file no. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.
(2) Incorporated by reference to Appendix B of the Registrant's definitive Proxy Statement for the Company's 2006 Annual Meeting filed with the Securities and Exchange Commission on June 12, 2006.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date:	August 9, 2006	By:	/s/ Richard B. Collins
Richard B. Collins
President and Chief Executive Officer

Date:	August 9, 2006	By:	s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer