Form 10-Q
period 2006-09-30
United Financial Bancorp Inc
filed 2006-11-09
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

[  ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value
17,153,995 shares outstanding as of November 8, 2006

United Financial Bancorp, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30

Index

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash and due from banks	$15,340	$15,841
Interest-bearing deposits	4,794	2
Total cash and cash equivalents	20,134	15,843

Securities available for sale, at fair value	196,127	226,465
Securities to be held to maturity, at amortized cost (fair value $3,254 at
September 30, 2006 and $3,298 at December 31, 2005)	3,293	3,325
Loans, net of allowance for loan losses of $6,880 at September 30, 2006 and
$6,382 at December 31, 2005	726,564	630,558
Other real estate owned	562	1,602
Accrued interest receivable	4,410	3,928
Stock in the Federal Home Loan Bank of Boston	8,740	6,588
Banking premises and equipment, net	8,556	8,236
Bank-owned life insurance	6,259	6,031
Other assets	6,049	3,937

TOTAL ASSETS	$980,694	$906,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$595,280	$560,310
Non-interest-bearing	97,341	93,301
Total deposits	692,621	653,611
Federal Home Loan Bank of Boston advances	137,412	101,880
Repurchase agreements	5,920	8,434
Escrow funds held for borrowers	1,324	1,129
Accrued expenses and other liabilities	7,093	4,454
Total liabilities	844,370	769,508

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 60,000,000 shares;
17,205,995 shares issued at September 30, 2006 and at December 31, 2005	172	172
Paid-in capital	74,949	78,446
Retained earnings	70,007	66,944
Unearned compensation	(5,851)	(6,092)
Treasury stock, at cost (52,000 shares at September 30, 2006)	(669)	-
Accumulated other comprehensive loss, net of taxes	(2,284)	(2,465)
Total stockholders’ equity	136,324	137,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$980,694	$906,513

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Amounts in thousands, except per share amount)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$11,043	$8,868	$30,719	$25,268
Investments	2,195	2,266	6,761	5,653
Other interest-earning assets	256	323	786	579
Total interest and dividend income	13,494	11,457	38,266	31,500

Interest expense:
Deposits	4,885	3,171	13,590	8,653
Short-term borrowings	1,046	549	2,214	1,233
Long-term debt	619	527	1,845	1,551
Total interest expense	6,550	4,247	17,649	11,437

Net interest income before provision for loan losses	6,944	7,210	20,617	20,063

Provision for loan losses	165	275	627	825

Net interest income after provision for loan losses	6,779	6,935	19,990	19,238

Non-interest income:
Fee income on depositors’ accounts	1,146	1,006	3,128	2,751
(Loss) gain on sale of securities	(218)	3	(218)	3
Income from bank-owned life insurance	73	81	227	243
Other income	293	234	856	717
Total non-interest income	1,294	1,324	3,993	3,714

Non-interest expense:
Salaries and benefits	3,014	2,895	9,173	8,129
Occupancy expenses	455	349	1,268	1,088
Marketing expenses	329	239	1,093	919
Data processing expenses	622	571	1,813	1,800
Contributions and sponsorships	16	3,636	133	3,746
Professional fees	223	189	702	407
Other expenses	920	746	3,010	2,298
Total non-interest expense	5,579	8,625	17,192	18,387

Income (loss) before income taxes	2,494	(366)	6,791	4,565

Income tax expense (benefit)	981	(193)	2,633	1,772

NET INCOME (LOSS)	$1,513	$(173)	$4,158	$2,793

Earnings per share:
Basic	$0.09	NA	$0.25	NA
Diluted	$0.09	NA	$0.25	NA

Weighted average shares outstanding:
Basic	16,382	NA	16,529	NA
Diluted	16,396	NA	16,534	NA

  See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(Dollars in thousands, except per share amount)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Loss	Total

Balances at December 31, 2004	-	$-	$-	$62,667	$-	$-	$(412)	$62,255

Net income	-	-	-	2,793	-	-	-	2,793
Net unrealized loss on securities available for sale,
net of reclassification adjustments and taxes	-	-	-	-	-	-	(1,458)	(1,458)
Total comprehensive income								1,335

Issuance of common stock, net of offering costs
of $1,900	7,671,973	77	74,745	-	-	-	-	74,822
Issuance of common stock to MHC	9,189,922	92	-	(92)	-	-	-	-
Issuance of common stock to United
Charitable Foundation.	344,100	3	3,646	-	-	-	-	3,649
Shares purchased for ESOP	-	-	-	-	(6,413)	-	-	(6,413)
ESOP shares committed to be released	-	-	18	-	161	-	-	179

Balances at September 30, 2005	17,205,995	$172	$78,409	$65,368	$(6,252)	$-	$(1,870)	$135,827

Balances at December 31, 2005	17,205,995	$172	$78,446	$66,944	$(6,092)	$-	$(2,465)	$137,005

Net income	-	-	-	4,158	-	-	-	4,158
Net unrealized gain on securities available for sale,
net of reclassification adjustments and taxes	-	-	-	-	-	-	181	181
Total comprehensive income								4,339

Cash dividends declared ($0.15 per share)	-	-	-	(1,095)	-	-	-	(1,095)
Treasury stock purchases	(340,000)	-	-	-	-	(4,378)	-	(4,378)
Reissuance of treasury shares in connection with
restricted stock grants	288,000	-	(3,709)			3,709		-
Stock-based compensation	-	-	159	-	-	-	-	159
ESOP shares committed to be released	-	-	53	-	241	-	-	294

Balances at September 30, 2006	17,153,995	$172	$74,949	$70,007	$(5,851)	$(669)	$(2,284)	$136,324

The components of other comprehensive income and related tax effects are as follows:

	Nine Months ended September 30,
	2006	2005

Change in unrealized holding gains (losses) on available for sale securities	$90	$(2,394)
Reclassification adjustment for (gains) losses realized in income	218	(3)
Net change in unrealized gains (losses)	308	(2,397)

Tax effect	127	(939)

Other comprehensive income (loss)	$181	$(1,458)

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,158	$2,793

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	627	825
ESOP expense	294	178
Stock-based compensation	159	-
Stock contribution to United Charitable Foundation	-	3,441
Amortization of premiums and discounts	272	539
Depreciation and amortization	537	483
Net loss (gain) on sale of property and equipment	21	(4)
Net loss (gain) on sale of securities	218	(3)
Increase in bank-owned life insurance	(227)	(243)
Increase in accrued interest receivable	(482)	(1,173)
Increase in other assets	(2,024)	(1,817)
Increase in accrued expenses and other liabilities	2,437	272

Net cash provided by operating activities	5,990	5,291

Cash flows from investing activities:
Cash paid to acquire Levine Financial Group	(100)	-
Purchases of securities available for sale	(30,318)	(117,910)
Proceeds from sales of securities available for sale	25,436	-
Proceeds from maturities and principal repayments of securities available for sale	35,127	35,882
Purchase of securities held to maturity	-	(909)
Proceeds from maturities and principal repayments of securities held to maturity	25	25
Purchases of Federal Home Loan Bank of Boston stock	(2,152)	(568)
Proceeds from sales of other real estate owned	1,852	-
Net loan originations and principal repayments	(97,443)	(41,912)
Purchases of property and equipment	(877)	(989)
Proceeds from sale of property and equipment	-	16

Net cash used in investing activities	(68,450)	(126,365)

Cash flows from financing activities:
Net increase in deposits	39,011	34,560
Proceeds of Federal Home Loan Bank of Boston advances	357,203	140,824
Repayments of Federal Home Loan Bank of Boston advances	(321,671)	(124,027)
Proceeds from stock offering subscriptions	-	74,822
Net (decrease) increase in repurchase agreements	(2,514)	702
Net increase in escrow funds held for borrowers	195	195
Treasury stock purchases	(4,378)	-
Acquistion of common stock by ESOP	-	(6,413)
Cash dividends paid	(1,095)	-

Net cash provided by financing activities	66,751	120,663

Increase (decrease) in cash and cash equivalents	4,291	(411)
Cash and cash equivalents at beginning of year	15,843	23,233
Cash and cash equivalents at end of period	$20,134	$22,822

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$18,416	$12,533
Income taxes – net	2,062	1,943

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2006 and the results of operations for the three months and nine months ended September 30, 2006 and 2005. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, which was filed by the Company at the Securities and Exchange Commission on March 30, 2006 and amended on April 28, 2006.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of Retained Earnings. Management is currently evaluating the effect of FIN 48 on the Company.

In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

Index

NOTE C - CRITICAL ACCOUNTING POLICIES

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

NOTE D - EARNINGS PER SHARE

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and adjusted to exclude the weighted average number of unallocated shares held by the ESOP and unvested restricted stock awards. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of earnings per common share and diluted earnings per common share for the three and nine month periods ended September 30, 2006 is presented below. Earnings per share is not applicable for the 2005 periods since the Company did not complete its initial public offering until July 12, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Net income	$1,513	$4,158

Weighted average common shares applicable to basic EPS	16,379,002	16,528,647
Effect of dilutive potential common shares (1, 2)	4,404	1,468

Weighted average common shares applicable to diluted EPS	16,383,406	16,530,115

Earnings per share:
Basic	$0.09	$0.25
Diluted	$0.09	$0.25

(1) For the three and nine months ended September 30, 2006 options to purchase 735,500 shares were outstanding but not included in the computation of earnings per share because they were antidulutive.
(2) Includes incremental shares related to stock options and restricted stock.

Index

NOTE E - STOCK-BASED INCENTIVE PLAN

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), on January 1, 2006. SFAS 123R requires that the compensation cost associated with share-based payment transactions, such as stock options and restricted stock awards, be recognized in the financial statements over the requisite service (vesting) period.

The Company’s 2006 Stock-Based Incentive Plan (the “Incentive Plan”) was approved by shareholders at its Annual Meeting held on July 20, 2006. The stock plan will remain in effect for a period of ten years and authorizes the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights and restricted stock awards, provided that no more than 337,237 shares may be issued as restricted stock awards, and no more than 843,093 shares may be issued pursuant to the exercise of stock options. Employees and outside directors of the Company are eligible to receive awards under the Incentive Plan. The holders of restricted stock awards also have full voting rights beginning on the grant date. Upon the occurrence of an event constituting a change in control of the Company, as defined in the Incentive Plan, all stock options will become fully vested, and all stock awards then outstanding will vest free of restrictions.

Under the Incentive Plan, stock options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant and have a contractual life of ten years. Stock options vest based on continued service with the Company over the five year period following the grant date. The compensation cost related to stock options is based upon the fair value for each option as of the date of the grant determined using the Black-Scholes option pricing model. The Black-Scholes model requires the Company to provide estimates of the expected term, volatility of the underlying stock, the stock’s dividend yield and the discount rate.

The compensation cost related to restricted stock awards is based upon the Company’s stock price at the grant date. Restricted stock awards vest based upon continuous service with the Company over the five year period following the grant date. During the vesting period, participants are entitled to dividends for all awards. Dividends on unvested stock awards are also recognized as compensation cost.

The Company’s 2006 Incentive Plan is described more fully in the Company’s Proxy Statement for its 2006 Annual Meeting filed with the Securities and Exchange Commission on June 12, 2006.

A combined summary of activity in the Company’s Incentive Plan for the nine months ended September 30, 2006 is presented in the following table:

Stock Options Outstanding
		Non-vested		Weighted-
	Shares	Stock		Average
	Available	Awards	Number of	Exercise
	for Grant	Outstanding	Shares	Price
Balance at December 31, 2005	-	-	-	$-

New Incentive Plan	1,180,330	-	-	-
Granted	(1,023,500)	288,000	735,500	12.85
Stock options exercised	-	-	-	-
Shares vested	-	-	-	-
Forfeited	-	-	-	-
Cancelled	-	-	-	-

Balance at September 30, 2006	156,830	288,000	735,500	$12.85

On August 17, 2006 the Company granted 735,500 stock options and 288,000 restricted shares to certain directors and officers. The stock options were valued at $3.62 per share, with a total grant date fair value of $2.7

Index

 million. The restricted shares were valued at $12.85 per share, with a total grant date fair value of $3.7 million.  No stock options or awards have vested during the period.

The following table presents the fair value and related assumptions using the Black-Scholes option pricing model for stock options granted on August 17, 2006.

Weighted average fair value	$3.62
Expected term	6.50 years
Volatility	25.00%
Expected dividend yield	2.00%
Risk-free interest rate	4.82%

A summary of stock options outstanding at September 30, 2006 is as follows:

	Stock Options
	Outstanding	Exercisable

Total number of shares	735,500	-
Weighted average exercise price	$12.85	$-
Aggregate intrinsic value (in thousands)	$59	$-
Weighted average remaining contractual term	9.9 years	-

Stock-based compensation expense totaled $159,000 during the three and nine months ended September 30, 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $2.6 million at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 4.7 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $3.6 million at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.7 years.

NOTE F - LOANS

The components of loans were as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

One-to-four family residential real estate	$306,796	$285,236
Commercial real estate	171,136	150,099
Construction	46,970	28,872
Home equity loans	109,154	86,045
Commercial and industrial	67,495	59,591
Consumer	30,619	25,949
Total loans	732,170	635,792

Net deferred loan costs and fees	1,274	1,148
Allowance for loan losses	(6,880)	(6,382)
Loans, net	$726,564	$630,558

Index

NOTE G - NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At September 30,	At December 31,
	2006	2005

Non-accrual loans:
Residential mortgages (1)	$773	$1,016
Commercial mortgages	388	141
Construction	-	113
Commercial and industrial	852	447
Total non-accrual loans	2,013	1,717

Accruing loans 90 days or more past due	-	-

Total non-performing loans	2,013	1,717

Other real estate owned	562	1,602
Total non-performing assets	$2,575	$3,319

Ratios:
Total non-performing loans to total loans	0.27%	0.27%
Total non-performing assets to total assets	0.26%	0.37%
Allowance for loan losses to non-performing loans	341.78%	371.69%
_______________________________________

(1) Includes one- to four-family loans and home equity loans and lines of credit

NOTE H - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Nine Months Ended September 30,
	2006	2005

Balance at beginning of period	$6,382	$5,750
Provision for loan losses	627	825
Charge-offs	(179)	(273)
Recoveries	50	168
Balance at end of period	$6,880	$6,470

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.02%
Allowance for loan losses to non-performing
loans at end of period	341.78%	246.29%
Allowance for loan losses to total
loans at end of period	0.94%	1.05%

Index

NOTE I - COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005

Unused lines of credit	$130,631	$114,016
Amounts due mortgagors	40,863	16,833
Standby letters of credit	1,129	1,383
Commitments to originate loans	35,760	14,494

NOTE J - DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Demand	$97,341	$93,301
NOW	42,103	39,922
Regular savings	69,523	87,253
Money market	164,519	155,492
Certificates of deposit	319,135	277,643
	$692,621	$653,611

NOTE K - CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the condensed consolidated financial statements of the Company.

NOTE L - SUBSEQUENT EVENT

On October 19, 2006, the Board of Directors declared a cash dividend of $0.05 per share. The dividend is payable on November 21, 2006 to stockholders of record as of November 7, 2006. United Mutual Holding Company intends to waive receipt of dividends paid on the shares it owns of the Company.

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

Index

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased $74.2 million, or 8.2%, to $980.7 million at September 30, 2006 from $906.5 million at December 31, 2005 due in large part to strong growth in net loans and to a lesser extent an increase in cash and cash equivalents. Net loans increased $96.0 million, or 15.2%, to $726.6 million at September 30, 2006 from $630.6 million at December 31, 2005. Loan growth was solid in all categories reflecting a sound local economy, a stable real estate market, continued demand in our primary market areas for our products and successful business development efforts. The increase in loans was also attributable to the Company’s practice of originating residential loans for portfolio.

Cash and cash equivalents increased $4.3 million to $20.1 million at September 30, 2006 reflecting an intentional buildup of funds to support future growth in loans. Securities available for sale decreased $30.4 million, or 13.4%, to $196.1 million at September 30, 2006 from $226.5 million at December 31, 2005 due to sales and maturities of certain debt instruments and repayments of mortgage-backed securities, partially offset by purchases of mortgage-backed and agency securities. The cash flows from investment securities were used to support loan growth.

The growth in assets was funded by increases in deposits and Federal Home Loan Bank advances. Total deposits grew $39.0 million, or 6.0%, to $692.6 million at September 30, 2006 from $653.6 million at December 31, 2005 mainly due to an increase of $41.5 million in certificate of deposit balances. During the period, customer demand for deposits shifted from savings towards higher-yielding certificates of deposit accounts. Demand and NOW account balances grew $6.2 million, or 4.7%, for the first nine months of 2006 in

Index

 connection with increased marketing and promotional activity in an effort to attract new customers and retain existing funds. At September 30, 2006, core deposits totaled $373.5 million, or 53.9% of deposits.

Federal Home Loan Bank advances increased $35.5 million, or 34.9%, to $137.4 million at September 30, 2006 from $101.9 million at December 31, 2005 to fund balance sheet growth. Repurchase agreements decreased $2.5 million to $5.9 million at September 30, 2006 from $8.4 million at December 31, 2005, reflecting routine fluctuations in these overnight accounts.

Total stockholders’ equity decreased $681,000, or 0.5%, to $136.3 million at September 30, 2006 from $137.0 million at December 31, 2005 in connection with share repurchases totaling $4.1 million and payment of cash dividends aggregating $1.2 million. These items were offset to a large extent by net income of $4.2 million for the nine months ended September 30, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, financial services fees, increases in cash value-insurance and miscellaneous other income. In 2006, the Company also recognized a loss from the sale of securities. Non-interest expense currently consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, postage, printing, office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income

The Company’s net income for the three months ended September 30, 2006 amounted to $1.5 million, or $0.09 per diluted share, compared to a $173,000 loss for the same period in 2005. The Company did not report earnings per share in the second quarter of 2005 since its initial public offering was not completed until July 2005. The earnings for the third quarter of 2006 increased $1.7 million from the prior year period primarily due to the impact of a $3.6 million contribution in the third quarter of 2005 to establish the United Charitable Foundation and the related tax benefit of $1.4 million. The third quarter 2006 results were also impacted by a $266,000 decrease in net interest income, a $218,000 loss on sales of investment securities and a $545,000 increase in non-interest expense, exclusive of the $3.6 million contribution in 2005.

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

Index

	Three Months Ended September 30,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$421,447	$6,177	5.86%	$368,640	$5,171	5.61%
Commercial real estate	197,146	3,312	6.72%	160,013	2,508	6.27%
Commercial and industrial	66,115	1,190	7.20%	55,791	918	6.58%
Consumer and other	30,209	364	4.82%	21,602	271	5.02%
Total loans	714,917	11,043	6.18%	606,046	8,868	5.85%
Investment securities	211,101	2,195	4.16%	234,722	2,266	3.86%
Other interest-earning assets	13,572	256	7.54%	30,624	323	4.22%
Total interest-earning assets	939,590	13,494	5.74%	871,392	11,457	5.26%
Noninterest-earning assets	30,372			38,339
Total assets	$969,962			$909,731

Interest-bearing liabilities:
Savings accounts	$73,567	154	0.84%	$92,805	212	0.91%
Money market	167,031	1,322	3.17%	146,440	799	2.18%
NOW accounts	36,682	25	0.27%	37,982	24	0.25%
Certificates of deposit	316,793	3,384	4.27%	273,683	2,136	3.12%
Total interest-bearing deposits	594,073	4,885	3.29%	550,910	3,171	2.30%
FHLB advances	134,833	1,582	4.69%	103,722	1,014	3.91%
Other interest-bearing liabilities	7,367	83	4.51%	8,091	62	3.07%
Total interest-bearing liabilities	736,273	6,550	3.56%	662,723	4,247	2.56%
Demand deposits	89,543			93,002
Other noninterest-bearing liabilities	7,867			26,032
Total liabilities	833,683			781,757
Stockholders' equity	136,279			127,974
Total liabilities and stockholders' equity	$969,962			$909,731

Net interest income		$6,944			$7,210
Interest rate spread(1)			2.19%			2.70%
Net interest-earning assets(2)	$203,317			$208,669
Net interest margin(3)			2.96%			3.31%
Average interest-earning assets to
average interest-bearing liabilities			127.61%			131.49%

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

Index

	Three months ended September 30
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$766	$240	$1,006
Commercial real estate	614	190	804
Commercial and industrial	180	92	272
Consumer and other	105	(12)	93
Total loans	1,666	509	2,175
Investment securities	(238)	167	(71)
Other interest-earning assets	(239)	172	(67)
Total interest-earning assets	1,189	848	2,037

Interest-bearing liabilities:
Savings accounts	(38)	(20)	(58)
Money market accounts	124	399	523
NOW accounts	(1)	2	1
Certificates of deposit	374	874	1,248
Total interest-bearing deposits	459	1,255	1,714
FHLB Advances	341	227	568
Other interest-bearing liabilities	(6)	27	21
Total interest-bearing liabilities	794	1,509	2,303

Change in net interest income	$395	$(661)	$(266)

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses decreased $266,000, or 3.7%, to $6.9 million for the three months ended September 30, 2006 reflecting net interest margin compression, substantially offset by growth in average earning assets. Net interest margin contracted 35 basis points to 2.96% for the three-month period ended September 30, 2006 compared to 3.31% for the same period in 2005. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts and the impact of increased short-term market interest rates on the cost to fund earning assets.

Interest Income. Interest income increased $2.0 million, or 17.8%, to $13.5 million for the three months ended September 30, 2006 from $11.5 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $68.2 million, or 7.8%, to $939.6 million for the three months ended September 30, 2006 due in large part to strong loan growth, funded largely by proceeds from the Company’s initial public offering in July 2005, deposit growth and additional FHLB advances. Total average loans increased $108.9 million, or 18.0%, to $714.9 million for the third quarter of 2006 as a result of solid origination activity, partially offset by prepayments and normal amortization. Total average investment securities decreased by $23.6 million, or 10.1%, to $211.1 million due to maturities and principal repayments in the existing portfolio, partially offset by purchases of securities. The yield on average interest-earning assets increased 48 basis points to 5.74% for the third quarter of 2006 in connection with the higher interest rate environment. The expansion in market rates contributed to the repricing of a portion of the Company’s existing assets and to higher rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Index

Interest Expense. Interest expense increased $2.4 million, or 54.2%, to $6.6 million for the three months ended September 30, 2006 from $4.2 million for the prior year period due to an increase in the rate paid for interest-bearing liabilities and, to a lesser extent, expansion in the average balance of such liabilities. The average rate paid on interest-bearing liabilities rose 100 basis points to 3.56% for the three months ended September 30, 2006 reflecting the impact of higher market rates related to interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant. Average interest-bearing liabilities increased $73.6 million, or 11.1%, to $736.3 million for the three months ended September 30, 2006 from $662.7 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $43.2 million, or 7.8%, to $594.1 million for the third quarter of 2006 mainly attributable to an increase in money market and certificates of deposit balances, partially offset by a reduction in savings deposits. The decline in savings account balances reflected a shift in deposit demand towards money market and certificates of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $31.1 million, or 30.0%, to $134.8 million to support loan growth.

Provision for Loan Losses. The provision for loan losses was $165,000 for the three months ended September 30, 2006 as compared to $275,000 for the three months ended September 30, 2005. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $6.8 million, or 0.94%, of loans outstanding at September 30, 2006.

Non-interest Income. Non-interest income decreased $30,000, or 2.3%, to $1.3 million for the three months ended September 30, 2006 due to a $218,000 loss from sales of investment securities in 2006, offset in large part by growth in fee income on depositors’ accounts and financial services income. These sales were consummated to improve the yield on the portfolio and provide additional liquidity. Fee income on depositors’ accounts rose $140,000 as a result of growth in transaction account balances and activity. Financial services income expanded $54,000 in connection with the purchase of the Levine business in the first quarter of 2006 and new accounts opened due to successful business development efforts.

Non-interest Expense. Non-interest expense decreased $3.0 million to $5.6 million for the three months ended September 30, 2006 from $8.6 million for the prior year period largely reflecting the $3.6 million contribution to fund the United Charitable Foundation in the third quarter of 2005. Excluding this item, non-interest expense would have increased $545,000, or 10.8%. Total salaries and benefits increased $119,000, or 4.1% mainly due to new employees hired for a new branch opened in 2006 and to support the growth of the Company, the cost of the Company’s Stock Based Incentive and Employee Stock Ownership Plans and annual wage increases. Occupancy costs grew $106,000, or 30.4%, principally attributable to the new branch opened in the second quarter of 2006 and new office space leased in connection with the acquisition of the Levine financial services business in the first quarter of 2006. Marketing expenses rose $90,000, or 37.6%, to promote the new branch opened in 2006, to attract new customers and to retain existing relationships. Other non-interest expense expanded $174,000, or 23.3%, primarily due to increased costs associated with a larger loan, deposit and financials services account base, the new branch opened in 2006, equipment maintenance contracts and other real estate owned.

Index

Income Tax Expense. Excluding the income tax benefit of $1.4 million related to the 2005 contribution to fund the United Charitable Foundation, income tax expense would have decreased $226,000 to $981,000 for three months ended September 30, 2006 from $1.2 million for the comparable 2005 period. This decrease was mainly due to lower income before income taxes, adjusted for the $3.6 million contribution in 2005. The effective tax rate was 39.3% for the third quarter of 2006 compared to 36.9% (adjusted for the impact of the contribution) for the same period last year.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

Net Income. The Company’s net income for the nine months ended September 30, 2006 amounted to $4.2 million, or $0.25 per diluted share, compared to $2.8 million for the same period in 2005. The Company did not report earnings per share for the first nine months of 2005 since its initial public offering was not completed until July 2005. The 2006 results were largely influenced by growth in average earning assets, net interest margin contraction and an increase in non-interest expenses. The net loss in the third quarter of 2005 included the impact of a $3.6 million contribution to establish the United Charitable Foundation and the related tax benefit of $1.4 million.

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

Index

	Nine Months Ended September 30,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$401,344	$17,386	5.78%	$356,650	$14,810	5.54%
Commercial real estate	182,813	8,974	6.55%	157,081	7,184	6.10%
Commercial and industrial	62,649	3,335	7.10%	53,488	2,513	6.26%
Consumer and other	28,518	1,024	4.79%	19,802	761	5.12%
Total loans	675,324	30,719	6.07%	587,021	25,268	5.74%
Investment securities	219,713	6,761	4.10%	198,819	5,653	3.79%
Other interest-earning assets	19,989	786	5.24%	25,774	579	3.00%
Total interest-earning assets	915,026	38,266	5.58%	811,614	31,500	5.17%
Noninterest-earning assets	30,613			31,991
Total assets	$945,639			$843,605

Interest-bearing liabilities:
Savings accounts	$79,922	498	0.83%	$95,168	514	0.72%
Money market	163,015	3,760	3.08%	144,822	2,038	1.88%
NOW accounts	35,969	69	0.26%	37,547	71	0.25%
Certificates of deposit	306,763	9,263	4.03%	272,899	6,030	2.95%
Total interest-bearing deposits	585,669	13,590	3.09%	550,436	8,653	2.10%
FHLB advances	119,678	3,822	4.26%	94,968	2,613	3.67%
Other interest-bearing liabilities	7,708	237	4.10%	7,956	171	2.87%
Total interest-bearing liabilities	713,055	17,649	3.30%	653,360	11,437	2.33%
Demand deposits	88,053			86,797
Other noninterest-bearing liabilities	7,307			18,237
Total liabilities	808,415			758,394
Stockholders' equity	137,224			85,211
Total liabilities and stockholders' equity	$945,639			$843,605

Net interest income		$20,617			$20,063
Interest rate spread(1)			2.28%			2.84%
Net interest-earning assets(2)	$201,971			$158,254
Net interest margin(3)			3.00%			3.30%
Average interest-bearing assets to
average interest-bearing liabilities			128.32%			124.22%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Index

	Nine months ended September 30
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$1,916	$660	$2,576
Commercial real estate	1,236	554	1,790
Commercial and industrial	463	359	822
Consumer and other	309	(46)	263
Total loans	3,924	1,527	5,451
Investment securities	621	487	1,108
Other interest-earning assets	(88)	295	207
Total interest-earning assets	4,457	2,309	6,766

Interest-bearing liabilities:
Savings accounts	(89)	73	(16)
Money market accounts	216	1,506	1,722
NOW accounts	(3)	1	(2)
Certificates of deposit	608	2,625	3,233
Total interest-bearing deposits	732	4,205	4,937
FHLB Advances	747	462	1,209
Other interest-bearing liabilities	(5)	71	66
Total interest-bearing liabilities	1,474	4,738	6,212

Change in net interest income	$2,983	$(2,429)	$554

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $554,000, or 2.8%, to $20.6 million for the nine months ended September 30, 2006 from $20.1 million for the comparable 2005 period reflecting growth in average earning assets, substantially offset by net interest margin compression. Net interest margin contracted 30 basis points to 3.00% for the nine-month period ended September 30, 2006 compared to 3.30% for the same period in 2005. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts and the impact of increased short-term market interest rates on the cost to fund earning assets.

Interest Income. Interest income increased $6.8 million, or 21.5%, to $38.3 million for the nine months ended September 30, 2006 from $31.5 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $103.4 million, or 12.7%, to $915.0 million for the nine months ended September 30, 2006 due in large part to strong loan growth and purchases of investment securities, funded largely by proceeds from the Company’s initial public offering in July 2005, deposit growth and additional FHLB advances. Total average loans increased $88.3 million, or 15.0%, to $675.3 million for the first nine months of 2006 as a result of solid origination activity, partially offset by prepayments and normal amortization. Total average investment securities expanded $20.9 million, or 10.5%, to $219.7 million primarily due to purchases, offset to some extent by maturities and principal repayments. The yield on average interest-earning assets increased 41 basis points to 5.58% for the nine months ended September 30, 2006 in connection with the higher interest rate environment. The expansion in market rates contributed to the

Index

repricing of a portion of the Company’s existing assets and to increased rates for new assets. Since a significant amount of the Company’s average interest earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was constrained.

Interest Expense. Interest expense increased $6.2 million, or 54.3%, to $17.6 million for the nine months ended September 30, 2006 from $11.4 million for the prior year period due to expansion in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $59.7 million, or 9.1%, to $713.1 million for the nine months ended September 30, 2006 reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $35.2 million, or 6.4%, to $585.7 million for the first nine months of 2006 mainly attributable to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances. The decline in savings deposits was mainly attributable to a shift in market demand to money market and certificates of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $24.7 million, or 26.0%, to $119.7 million to support loan growth. The average rate paid on interest-bearing liabilities rose 97 basis points to 3.30% for the nine months ended September 30, 2006 reflecting interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant.

Provision for Loan Losses. The provision for loan losses was $627,000 for the nine months ended September 30, 2006 as compared to $825,000 for the same period in 2005. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors. Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $6.9 million, or 0.94%, of loans outstanding at September 30, 2006.

Non-interest Income. Non-interest income increased $279,000, or 7.5%, to $4.0 million for the nine months ended September 30, 2006 reflecting growth in fee income on depositors’ accounts and financial services income, partially offset by a $218,000 loss from sales of investment securities in 2006. Fee income on depositors’ accounts rose $377,000 as a result of growth in transaction account balances and activity. Financial services income expanded $105,000 in connection with the purchase of the Levine business in the first quarter of 2006 and new accounts opened due to successful business development efforts. The sales of securities in the third quarter of 2006 were consummated to improve the yield on the portfolio and provide additional liquidity.

Non-interest Expense. Excluding the $3.6 million contribution to fund the United Charitable Foundation, non-interest expense increased $2.4 million, or 16.5%, to $17.2 million for the nine months ended September 30, 2006 from $14.8 million for the prior year period. Total salaries and benefits increased $1.0 million, or 12.8%, reflecting costs aggregating $198,000 incurred in connection with the separation package for the Company’s former Chief Financial Officer, new employees hired to support the growth of the Company and the new branch opened in 2006, the cost of the Company’s Stock Based Incentive and Employee Stock Ownership Plans and annual wage increases. Occupancy costs grew $180,000, or 16.5%, principally attributable to the new branch opened in the second quarter of 2006 and new office space leased in connection with the acquisition of the Levine financial services business in the first quarter of 2006. Marketing expenses rose $174,000, or 18.9%, to promote the new branch opened in 2006, to attract new customers and to retain existing relationships. Professional services costs increased $295,000, or 72.5%, mainly due to expenses incurred in connection with being a public company, including compliance with the Sarbanes Oxley Act, audit and accounting, legal, consulting, investor-relations and NASDAQ. Other non-interest expense expanded $712,000, or 31.0%, primarily due to increased costs associated with a larger loan, deposit and financials services account base, the new branch opened in 2006, equipment maintenance contracts and other real estate owned.

Index

Income Tax Expense. Income tax expense increased $861,000 to $2.6 million for the nine months ended September 30, 2006 as compared to $1.8 million for the same period in 2005. This increase was due to the $1.4 million tax benefit related to the $3.6 million contribution in 2005, somewhat mitigated by lower income before taxes, adjusted for the impact of the 2005 contribution. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 38.8%.

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

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” longer-term one- to four-family residential mortgage loans; (ii) investing in variable-rate mortgage-backed securities; (iii) continued emphasis on increasing core deposits; (iv) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; and (v) offering a variety of consumer loans, which typically have shorter-terms. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at September 30, 2006 and December 31, 2005.

Net Interest Income At-Risk

	Estimated Increase	Estimated Increase
Change in Interest Rates	(Decrease) in NII	(Decrease) in NII
(Basis Points)	(September 30, 2006)	(December 31, 2005)
-200	11.9%	0.4%
Stable	0.0%	0.0%
+200	-10.7%	-3.4%

  The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary from those assumed in the income simulation models, the actual results will differ reflecting prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Index

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. For the quarter ended September 30, 2006 our liquidity ratio was 26.2%, compared to 32.7% at December 31, 2005.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $20.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $196.1 million at September 30, 2006. In addition, at September 30, 2006, we had the ability to borrow a total of approximately $236.8 million from the Federal Home Loan Bank of Boston. On that date, we had $137.4 million in advances outstanding.

At September 30, 2006, we had $35.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $130.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2006 totaled $271.9 million, or 39.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

Index

As of September 30, 2006:

Risk-based capital	16.09%

Core capital	10.73%

Tangible capital	10.73%

As of December 31, 2005:

Risk-based capital	18.28%

Core capital	11.63%

Tangible capital	11.63%

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. For additional information, see Note I, “Commitments,” to our Consolidated Financial Statements.

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

Index

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

At September 30, 2006, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 1A.   Risk Factors

As of September 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No Company unregistered securities were sold by the Company during the quarter ended September 30, 2006.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2006.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs

July 1 -31, 2006	-	$-	-	-

August 1 - 31, 2006	197,770	12.93	197,770	142,230

September 1 -30, 2006	142,230	12.81	142,230	-
Total	340,000	$12.87	340,000	NA

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

Index

ITEM 4.	Submission of Matters to a Vote of Security Holders

	The annual meeting of the stockholders of the company was held on July 20, 2006.

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

		FOR	WITHHELD
	Kevin E. Ross	16,149,965	84,639
	Robert A. Stewart, Jr.	16,152,289	82,315
	Thomas H. Themistos	16,182,835	51,769

	The terms of office of the following directors continued after the annual meeting of stockholders:

		TERM EXPIRING
	Robert W. Bozenhard, Jr.	2007
	Michael F. Crowley	2007
	Carol Moore Cutting	2007
	Carol A. Leary	2007
	Richard B. Collins	2008
	G. Todd Marchant	2008
	Michael F. Werenski	2008

2.	The appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified by the stockholders by the following vote:

	FOR	AGAINST	ABSTENTIONS
	16,041,931	172,971	19,702

3.	The approval of the 2006 United Financial Bancorp, Inc. Stock-Based Incentive Plan.

	FOR	AGAINST	ABSTENTIONS	NON-VOTE
	13,328,733	957,015	46,310	1,902,546

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Charter of United Financial Bancorp, Inc. (1)
3.2	Resolution and Consent of Sole Stockholder Amending the Charter of United Financial Bancorp, Inc. (1)
3.3	Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Executive Supplemental Compensation Agreement by and between United Bank and Richard B. Collins (1)
10.3	Executive Supplemental Compensation Agreement by and between United Bank and Keith E. Harvey (1)
10.4	Executive Supplemental Compensation Agreement by and between United Bank and John J. Patterson (1)
10.5	United Bank 2004 and 2005 Incentive Plans (1)
10.6	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (1)

Index

10.7	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (1)
10.8	Deferred Income Agreement by and between United Bank and George W. Jones (1)
10.9	Directors Fee Continuation Plan (1)
10.10	Form of Employment Agreement by and between United Bank and Richard B. Collins (1)
10.11	Form of Change in Control Agreement by and between United Bank and certain executive officers (1)
10.12	United Bank 2006 Stock-Based Incentive Plan (3)
11	Statement Regarding Computation of Per Share Earnings
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________

(1) Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (file no. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.
(2) Incorporated by reference to the Form 10-Q of United Financial Bancorp, Inc. filed with the Securities and Exchange Commission on August 9, 2006.
(3) Incorporated by reference to Appendix B of the Registrant’s definitive Proxy Statement for the Company’s 2006 Annual Meeting filed with the Securities and Exchange Commission on June 12, 2006.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: November 9, 2006	By:	/s/ Richard B. Collins
Richard B. Collins
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief
Financial Officer

Index