Form 10-K
period 2006-12-31
United Financial Bancorp Inc
filed 2007-03-16
CIK 1319572

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-51369

United Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Federal	83-0395247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

95 Elm Street, West Springfield, Massachusetts	01089
(Address of Principal Executive Offices)	Zip Code

(413) 787-1700
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Global Select Market
(Title of Class)	Name of exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.   YES  ☒      NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  YES  ☐    NO  ☒

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐      NO  ☒

As of March 08, 2007, 17,129,379 shares of the Registrant’s Common Stock were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the NASDAQ Global Select Market, was approximately $96.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the Annual Meeting of Stockholders dated March 19, 2007 (Part III)

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

United Mutual Holding Company

United Mutual Holding Company is a federally chartered mutual holding company and currently owns 53.6% of the outstanding shares of common stock of United Financial Bancorp, Inc. (the “Company”). United Mutual Holding Company has not engaged in any significant business activity other than owning a majority of the outstanding shares of common stock of the Company, and does not intend to expand its business activities. So long as United Mutual Holding Company exists, it will own a majority of the voting stock of the Company. The executive office of United Mutual Holding Company is located at 95 Elm Street, West Springfield, Massachusetts 01089, and its telephone number is (413) 787-1700. United Mutual Holding Company is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

United Financial Bancorp, Inc.

The Company sold 7,671,973 shares of common stock in its 2005 subscription offering for $10.00 per share. For a discussion of the initial public offering, see the Company's Prospectus as filed on May 31, 2005 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933 (File Number 333-123371).

Since being formed in 2004, the Company’s only business activities has been the holding of all of the issued and outstanding shares of the common stock of United Bank and investing proceeds received from our initial public offering that were not immediately contributed as capital in United Bank. The Company, as the holding company of United Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. At the present time we have no plans for any mergers or acquisitions of other banks, or other diversification of the activities of the Company.

The Company’s cash flow depends on earnings from the investment of the net proceeds of the stock offering we retained, and any dividends received from United Bank. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of United Bank. At the present time, we employ as officers only certain persons who are also officers of United Bank. However, we use the support staff of United Bank from time to time. These persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

United Bank

General

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in West Springfield, Massachusetts, and our twelve branch offices located in Feeding Hills, Holyoke, Huntington, Indian Orchard, Longmeadow, Ludlow, Springfield, Northampton and two offices in Westfield, Massachusetts, and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans as well as in home equity loans and lines of credit, commercial real estate loans, construction loans, commercial and industrial loans, automobile loans, other consumer loans, and investment securities. We originate loans almost exclusively for investment. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Our website address is www.bankatunited.com. Information on our website should not be considered a part of this Annual Report.

Market Area

We are headquartered in West Springfield, Massachusetts. Our primary deposit gathering area is concentrated in the communities surrounding our main office. We also maintain two financial services facilities that offers insurance and investment products and financial planning services; these facilities are located in West Springfield and Northampton. Our primary lending area is significantly broader that our deposit-gathering area and includes all of Hampden and Hampshire Counties in Western Massachusetts and Northern Connecticut. At December 31, 2006, 95.69% of our mortgage loan portfolio consisted of loans secured by real estate located in Hampden and Hampshire Counties, Massachusetts.

The city of West Springfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. West Springfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. According to a recent census report, West Springfield’s estimated 2005 population was approximately 28,000 and the estimated 2005 population for Hampden and Hampshire Counties was 462,000 and 156,000, respectively. During the past five years, the populations of Hampden and Hampshire Counties increased by 1.2% and 2.8%, respectively, while the population of the Commonwealth of Massachusetts increased by 1.2%. During the same period, the number of households in Hampden and Hampshire Counties increased by 1.2% and 2.3%, respectively.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2006, the latest date for which information is available, our market share of deposits represented 8.94% and 0.95% of deposits in Hampden and Hampshire Counties, Massachusetts, respectively.

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

Lending Activities

Our principal lending activities are the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, as well as the origination of commercial real estate and commercial and industrial loans. We do not originate loans for the purpose of reselling them in the secondary market. No loans were held for sale at December 31, 2006 or 2005. One- to four-family residential real estate mortgage loans amounted to $319.1 million, or 41.87% of our total loan portfolio at December 31, 2006, and home equity loans and lines of credit totaled $112.7 million or 14.79% of our loan portfolio. In addition to mortgage real estate and home equity loans, we also offer commercial real estate loans, construction loans, commercial and industrial loans, automobile loans and other consumer loans. At December 31, 2006, commercial real estate loans totaled $175.6 million, or 23.04% of our loan portfolio, construction mortgage loans totaled $54.8 million, or 7.19% of our loan portfolio, commercial and industrial loans totaled $69.8 million, or 9.15% of our loan portfolio and automobile loans totaled $24.5 million, or 3.21% of our loan portfolio. We also originate other consumer loans, including secured and unsecured personal loans, manufactured home, motorcycle and motor home loans, boat loans and pool and spa loans. At December 31, 2006, such loans totaled $5.7 million, or .75% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Types of loans:
Real estate loans:
One-to four-family	$319,108	41.87%	$285,236	44.86%	$256,134	44.62%	$233,131	46.50%	$208,911	44.69%
Commercial	175,564	23.04%	150,099	23.61%	137,787	24.00%	117,766	23.49%	113,674	24.32%
Construction	54,759	7.19%	28,872	4.54%	29,836	5.20%	26,625	5.31%	18,091	3.87%
Home equity	112,739	14.79%	86,045	13.53%	74,700	13.01%	63,824	12.73%	64,289	13.75%
Commercial and industrial	69,762	9.15%	59,591	9.37%	56,291	9.81%	37,863	7.55%	34,344	7.35%
Automobile	24,456	3.21%	22,054	3.47%	17,460	3.04%	20,943	4.18%	27,001	5.78%
Other consumer	5,725	0.75%	3,895	0.61%	1,862	0.32%	1,169	0.23%	1,194	0.26%
Total loans receivable	$762,113	100.00%	$635,792	100.00%	$574,070	100.00%	$501,321	100.00%	$467,504	100.00%

Other items:
Net deferred loan costs and fees	1,285		1,148		923		852		802
Allowance for loan losses	(7,218)		(6,382)		(5,750)		(5,095)		(4,924)
Total loans, net	$756,180		$630,558		$569,243		$497,078		$463,382

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential (1)		Commercial Real Estate		Construction		Commercial and Industrial		Consumer and Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due during the years ending December 31,
2007	$21,018	5.71%	$7,879	6.38%	$21,117	8.56%	$35,783	8.00%	$8,826	5.44%	$94,623	7.24%
2008 to 2011	82,246	5.81%	32,645	6.38%	10,382	6.75%	23,414	6.26%	18,540	4.99%	167,227	5.95%
2012 and beyond	328,583	6.01%	135,040	6.45%	23,260	5.91%	10,565	7.09%	2,815	7.98%	500,263	6.16%
Total	$431,847	5.96%	$175,564	6.43%	$54,759	7.09%	$69,762	7.28%	$30,181	5.40%	$762,113	6.25%
____________________
(1)	Includes one- to four-family loans and home equity loans and lines of credit.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2006 that are contractually due after December 31, 2007.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate (1)	$341,716	$69,113	$410,829
Commercial real estate	62,910	104,775	167,685
Construction	30,280	3,362	33,642
Commercial and industrial	28,520	5,459	33,979
Consumer and other	21,355	-	21,355
Total loans	$484,781	$182,709	$667,490

____________________
(1)	Includes one- to four-family loans and home equity loans and lines of credit.

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At December 31, 2006, $319.1 million, or 41.9% of our loan portfolio, consisted of one- to four-family residential mortgage loans. We generally retain for our portfolio substantially all loans that we originate. One- to four-family mortgage loan originations are generally obtained from our in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to United Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 95%.

Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. We also offer adjustable-rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed-rate period. We originated $10.4 million of adjustable-rate one- to four-family residential loans during the fiscal year ended December 31, 2006, as compared to total originations of $71.2 million one- to four-family residential loans during the same period. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2006, $33.2 million, or 10.4% of our one- to four-family residential loans, had adjustable rates of interest.

In an effort to provide financing for low- and moderate-income home buyers, we offer a variety of programs to qualified borrowers. These programs include Veterans Administration (VA), Federal Housing Administration (FHA), Massachusetts Housing Financing Agency (MHFA) and several other programs that we have developed in-house. These loans are offered with fixed rates of interest, terms of up to 30 years and are secured by one-to four-family residential properties. All of these loans are originated using agency underwriting guidelines. These loans may be originated in amounts with loan-to-value ratios up to 100%. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%. We also offer our own first-time homebuyer loans to qualified individuals. These loans are offered with terms of up to 30 years and fixed or adjustable rates of interest, which may be discounted, and the applicant may not be required to pay certain loan origination fees.

We also offer our employees who satisfy certain criteria and our general underwriting standards fixed- or adjustable- rate loan products with reduced interest rates, application and loan origination fees. Employee and insider loans adhere to all other terms and conditions contained in the loan policy.

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

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At December 31, 2006, home equity loans and equity lines of credit totaled $112.7 million, or 14.79% of total loans. Additionally, at December 31, 2006, the unadvanced amounts of home equity lines of credit totaled $97.2 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate, as reported in The Wall Street Journal. We originated $67.9 million of home equity lines of credit during the fiscal year ended December 31, 2006, as compared to total originations of $51.4 million home equity lines of credit during the same period in 2005.

Commercial Real Estate Loans. We originate commercial real estate loans that are generally secured by five or more unit apartment buildings, industrial properties and properties used for business purposes such as small office buildings, hotels, motels, recreational and retail facilities primarily located in our primary market area. At December 31, 2006, commercial real estate mortgage loans totaled $175.6 million, which amounted to 23.04% of total loans. Our real estate underwriting policies generally provide that such loans may be made in amounts of up to 85% of the appraised value of the property, provided such loans comply with our loan policy guidelines and with our current loans-to-one borrower limit for these types of loans which is generally 20% of our unimpaired capital and surplus and which, at December 31, 2006, was $22.2 million. Our commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers when they are providing personal guarantees. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2006 was a $6.3 million loan secured by commercial real estate located in Northern Connecticut. This loan was performing according to its terms at December 31, 2006.

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

Construction Loans. We also originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At December 31, 2006, residential construction loans amounted to $13.5 million, or 1.77% of total loans. At December 31, 2006, the additional unadvanced portion of these construction loans totaled $5.5 million.

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

We also make construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction and then convert to permanent financing. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2006, commercial construction loans totaled $41.3 million, or 5.42% of total loans. At December 31, 2006, the largest outstanding commercial construction loan balance was for $6.1 million. It was secured by a retail development project located in our primary market area. This loan was performing according to its terms at December 31, 2006. At December 31, 2006, the additional unadvanced portion of these construction loans totaled $29.2 million.

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

Before making a commitment to fund a construction loan, we require an appraisal on the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage-of-completion method.

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

Commercial and Industrial Loans. Commercial and industrial loans have been a substantial part of our lending operations for a number of years. At December 31, 2006, we had $69.8 million in commercial and industrial loans, which amounted to 9.15% of total loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small and mid-sized businesses. Commercial and industrial lending products include term loans and revolving lines of credit. The maximum amount of a commercial and industrial loan is limited by our loans-to-one-borrower limit which is generally 20% of our unimpaired capital and surplus and which, at December 31, 2006, was $22.2 million. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest with a maximum term of ten years. The interest rates for commercial loans are based on the prime rate, as published in The Wall Street Journal.

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

Commercial and industrial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2006, our largest commercial and industrial loan was a $1.8 million loan to a contracting company and was secured by business assets and real estate located in our primary market area. This loan was performing according to its terms at December 31, 2006.

Automobile and Other Consumer Loans. We offer direct automobile loans with terms of up to 60 months. For new cars, our lending policy provides that the amount financed should not exceed 100% of the gross selling price of the vehicle. For used cars, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered are the same for new and used automobile loans. Full insurance coverage must be maintained on the financed vehicle and United Bank must be named loss payee on the policy. At December 31, 2006, we had $24.5 million in automobile loans, which amounted to 3.21% of the total loans.

We offer a variety of other consumer loans, principally to United Bank customers residing in our primary market area with acceptable credit ratings. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans, manufactured housing, boat loans and pool and spa loans. Other consumer loans totaled $5.7 million, or 0.75% of our total loan portfolio at December 31, 2006.

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

Loan Originations, Sales, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed-rate and adjustable-rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

Generally, we retain in our portfolio virtually all loans that we originate, although we have sold longer-term, fixed rate one- to four-family residential mortgage loans in the secondary market. No loans were held for sale at December 31, 2006 or 2005. Historically, we have retained the servicing rights on the mortgage loans sold to Fannie Mae and the Massachusetts Housing Financing Authority.

From time-to-time, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2006, we had $2.0 million in loan participation interests in which we were the lead bank and $8.8 million in loan participations in which we were not the lead bank.

At December 31, 2006, we were servicing loans sold in the amount of $36.9 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Total loans at beginning of period	$635,792	$574,070	$501,321
Loan originations:
Residential mortgages (1)	142,617	118,449	107,844
Commercial mortgage	51,141	37,185	55,553
Construction	59,719	43,672	51,841
Commercial and industrial	85,105	73,006	67,087
Automobile	13,702	15,166	8,606
Other consumer	4,712	2,621	1,314
Total loans originated	356,996	290,099	292,245

Sales and loan principal repayment deductions:
Principal repayments	232,266	229,513	214,713
Loan sales	190	170	5,218
Decrease (increase) due to other items	(1,781)	(1,306)	(435)
Total deductions	230,675	228,377	219,496

Net loan activity	126,321	61,722	72,749
Total loans at end of period	$762,113	$635,792	$574,070
____________________
(1)	Includes one- to four-family loans and home equity loans and lines of credit.

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

Loans are generally placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans:
Residential mortgages (1)	$20	$1,016	$1,383	$772	$132
Commercial mortgages	1,144	141	1,376	455	363
Construction	-	113	-	-	-
Commercial and industrial	123	447	1,025	599	475
Automobile	-	-	-	-	-
Other consumer	1	-	-	-	-
Total non-accrual loans	1,288	1,717	3,784	1,826	970

Accruing loans 90 days or more past due	-	-	-	-	-

Total non-performing loans	1,288	1,717	3,784	1,826	970

Other real estate owned	562	1,602	0	39	66
Total non-performing assets	$1,850	$3,319	$3,784	$1,865	$1,036

Ratios:
Total non-performing loans to total loans	0.17%	0.27%	0.66%	0.36%	0.21%
Total non-performing loans to total assets	0.13%	0.19%	0.49%	0.25%	0.16%

(1)	Includes one- to four-family loans and home equity loans and lines of credit.

As noted in the above table, non-accrual loans amounted to approximately $1.3 million and $1.7 million at December 31, 2006 and 2005, respectively. Additional interest income of approximately $71,000, $158,000, $110,000, $87,000 and $66,000 respectively, would have been recorded during the years ended December 31, 2006, 2005, 2004, 2003 and 2002 respectively, if the loans had performed in accordance with their original terms.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

At December 31, 2006 and 2005, the recorded investment in impaired loans was $1,3 million and $700,000 respectively, all of which were accounted for on a non-accrual basis. An allowance for loan losses was established on $1.3 million and $700,000 of the impaired loans at December 31, 2006 and 2005, respectively, which allowances amounted to $295,000 and $80,000 at the respective year-ends. The average balance of impaired loans was $2.1 million, $2.1 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income recognized on impaired loans during 2006, 2005 and 2004 was not significant.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of total loans outstanding at the dates indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2006
Residential mortgages (1)	19	$1,354	1	$20	20	$1,374
Commercial mortgage	6	524	7	1,144	13	1,668
Construction	1	108	-	-	1	108
Commercial and industrial	6	93	4	123	10	216
Automobile	13	85	-	-	13	85
Other consumer	-	-	1	1	1	1
Total	45	$2,164	13	$1,288	58	$3,452

At December 31, 2005
Residential mortgages (1)	9	$855	6	$1,016	15	$1,871
Commercial mortgage	4	546	2	141	6	687
Construction	-	-	1	113	1	113
Commercial and industrial	1	2	6	447	7	449
Automobile	1	1	-	-	1	1
Other consumer	-	-	-	-	-	-
Total	15	$1,404	15	$1,717	30	$3,121

At December 31, 2004
Residential mortgages (1)	1	$53	7	$1,383	8	$1,436
Commercial mortgage	1	114	7	1,376	8	1,490
Construction	-	-	-	-	-	-
Commercial and industrial	9	330	10	1,025	19	1,355
Automobile	3	13	-	-	3	13
Other consumer	-	-	-	-	-	-
Total	14	$510	24	$3,784	38	$4,294

At December 31, 2003
Residential mortgages (1)	15	$863	7	$772	22	$1,635
Commercial mortgage	5	438	2	455	7	893
Construction	-	-	-	-	-	-
Commercial and industrial	11	132	9	599	20	731
Automobile	11	57	-	-	11	57
Other consumer	4	4	-	-	4	4
Total	46	$1,494	18	$1,826	64	$3,320

At December 31, 2002
Residential mortgages (1)	26	$1,001	4	$132	30	$1,133
Commercial mortgage	8	1,112	3	363	11	1,475
Construction	-	-	-	-	-	-
Commercial and industrial	21	778	13	475	34	1,253
Automobile	38	201	-	-	38	201
Other consumer	1	1	-	-	1	1
Total	94	$3,093	20	$970	114	$4,063
____________________
(1)	Includes one- to four-family loans and home equity loans and lines of credit.

Other Real Estate Owned. Other real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in changes to expense after acquisition are expensed. At December 31, 2006, we had $562,000 of real estate owned.

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

We establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of Thrift Supervision, which can order the establishment of additional general or specific loss allowances.

The following table shows the aggregate amounts of our classified assets at the date indicated for both loans and foreclosed assets. The amount of assets classified as “substandard” in the table includes 17 commercial lending relationships, 4 of which are not current.

	At December 31,		At December 31,
	2006		2005
	(In thousands)

Residential Real Estate (1):
Substandard assets	$1,252	(2)	$1,693

All Other Loans:
Special mention assets	8,990	(3)	12,100
Substandard assets	10,449		8,189
Doubtful assets	1,290		1,153
Loss assets	-		-

Foreclosed Assets:
Other real estate owned	562		1,602

Total classified assets	$21,981		$23,135
____________________
(1)	Includes one- to four-family loans and home equity loans and lines of credit.
(2)	Includes thirteen residential loans, five of which are in foreclosure or liquidation proceedings.
(3)	Includes eleven commercial lending relationships.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Critical Accounting Policies—Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2006 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions or deductions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$6,382	$5,750	$5,094	$4,923	$4,700
Charge-offs:
Residential mortgages (1)	10	-	-	-	11
Commercial mortgage	-	60	-	-	46
Construction	-	-	-	-	-
Commercial and industrial	164	377	501	116	144
Automobile	1	15	46	44	59
Other consumer	11	3	11	2	6
Total charge-offs	186	455	558	162	266
Recoveries:
Residential mortgages (1)	-	-	-	-	1
Commercial mortgage	1	-	175	24	3
Construction	-	-	-	-	-
Commercial and industrial	47	157	32	5	54
Automobile	2	6	21	-	15
Other consumer	3	7	3	10	18
Total recoveries	53	170	231	39	91
Net charge-offs	(133)	(285)	(327)	(123)	(175)
Provision for loan losses	969	917	983	294	398
Balance at end of period	$7,218	$6,382	$5,750	$5,094	$4,923

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.05%	0.06%	0.03%	0.04%
Allowance for loan losses to non-performing loans at end of period	560.40%	371.69%	151.96%	278.97%	507.53%
Allowance for loan losses to total loans at end of period	0.95%	1.00%	1.00%	1.02%	1.05%

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

	At December 31,
	2006		2005		2004
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages (1)	$1,469	56.66%	$554	58.40%	$526	57.63%
Commercial mortgage	2,588	23.04%	2,944	23.61%	3,217	24.00%
Construction	1,255	7.19%	316	4.54%	259	5.20%
Commercial and industrial	1,633	9.15%	2,487	9.37%	1,682	9.81%
Automobile	220	3.21%	78	3.47%	60	3.04%
Other consumer	53	0.75%	3	0.61%	6	0.32%
Total allowance	$7,218	100.00%	$6,382	100.00%	$5,750	100.00%

	At December 31,
	2003		2002
		Percent of		Percent of
		Loans in		Loans in
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages (1)	$974	59.23%	$1,466	58.44%
Commercial mortgage	2,304	23.49%	2,134	24.32%
Construction	170	5.31%	205	3.87%
Commercial and industrial	1,483	7.55%	835	7.35%
Automobile	155	4.18%	272	5.78%
Other consumer	8	0.23%	11	0.26%
Total allowance	$5,094	100.00%	$4,923	100.00%
____________________
(1)	Includes one- to four-family loans and home equity loans and lines of credit.

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

The Company’s Board of Directors has adopted an investment policy which is substantially identical to the Bank’s policy. Any references herein to “the Bank” also apply to the Company.

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

Our investment portfolio at December 31, 2006, consisted of $77.4 million in federal agency obligations, $3.3 million of corporate debt instruments, $285,000 of equity securities, consisting of Fannie Mae and Freddie Mac common and preferred stock, and $3.2 million of industrial revenue and municipal bonds. We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises. At December 31, 2006, our mortgage-backed securities portfolio totaled $109.3 million. Securities can be classified as held-to-maturity or available-for-sale at the date of purchase. We generally classify our investment securities as available-for-sale.

Government-Sponsored Enterprises. At December 31, 2006, our U.S. Government Agency securities portfolio totaled $77.4 million, all of which was classified as available-for-sale. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae.

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

At December 31, 2006, our mortgage-backed securities totaled $109.3 million, or 10.83% of total assets and 11.51% of interest earning assets. All of our mortgage-backed securities at December 31, 2006 were classified as available-for-sale. At December 31, 2006, 46.0% of the mortgage-backed securities were backed by adjustable-rate mortgage loans and 54.0% were backed by fixed-rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 4.34% at December 31, 2006. The estimated fair value of our mortgage-backed securities at December 31, 2006 was $109.3 million, which was $2.2 million less than the amortized cost of $111.5 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Corporate Bonds. At December 31, 2006, our corporate bond portfolio totaled $3.3 million, all of which was classified as available-for-sale. The industries represented by our corporate bond issuers include technology, services, consumer and financial. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. In order to mitigate this risk, our investment policy requires that corporate debt obligations be rated in one of the four highest categories by a nationally recognized rating service. We may invest up to 5% of consolidated assets in corporate debt obligations and up to $1,000,000 in any one issuer.

Marketable Equity Securities. At December 31, 2006, our equity securities portfolio totaled $285,000, or less than 1% of our total assets, all of which were classified as available-for-sale. The portfolio consisted of Fannie Mae and Freddie Mac common and preferred stock. Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their fair value and fluctuation in the fair value of such investments directly affects our net capital position.

Municipal Obligations and Industrial Revenue Bonds. Municipal obligations are securities issued by states, counties and municipalities or their agencies. The industrial revenue bonds in our portfolio are issued by the Massachusetts Health and Educational Facilities Authority, an independent public authority created by Massachusetts to assist nonprofit organizations to borrow funds through tax-exempt bond issuances. Our investment policy requires that the municipal obligations be rated within the first four rating categories by Standard & Poor’s or Moody’s. At December 31, 2006, our industrial revenue and municipal obligations portfolio totaled $3.2 million, all of which was classified as held-to-maturity.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available-for-sale:
Government-sponsored enterprises	$78,248	$77,369	$99,957	$98,561	$35,414	$35,084
Mortgage-backed securities	111,481	109,274	117,259	114,702	102,209	101,679
Corporate debt obligations	3,415	3,309	13,011	12,930	15,094	15,291
Equity securities	293	285	294	272	294	275
Total available-for-sale	$193,437	$190,237	$230,521	$226,465	$153,011	$152,329

Investment securities held-to-maturity:
IRB	$1,271	$1,271	$1,346	$1,346	$1,420	$1,421
Municipal bonds	1,970	1,956	1,979	1,952	1,078	1,077
Total held-to-maturity	$3,241	$3,227	$3,325	$3,298	$2,498	$2,498

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value
	(Dollars in thousands)

Investment securities available-for-sale:
Government-sponsored enterprises	$30,114	4.30%	$30,296	4.23%	$17,838	5.17%	$-	0.00%	$78,248	4.47%	$77,369
Mortgage-backed securities	114	4.01%	26,915	3.73%	16,622	4.22%	67,830	4.61%	111,481	4.34%	109,274
Corporate debt obligations	1,470	4.93%	497	4.34%	497	4.13%	950	4.96%	3,414	4.73%	3,309
Total available-for-sale	$31,698	4.33%	$57,708	4.00%	$34,957	4.70%	$68,780	4.61%	$193,143	4.40%	$189,952

Investment securities held-to-maturity:
IRB	$-	0.00%	$421	5.00%	$-	0.00%	$850	4.00%	$1,271	4.33%	$1,271
Municipal bonds	201	1.76%	891	2.88%	878	3.63%	-	0.00%	1,970	3.10%	1,956
Total held-to-maturity	$201	1.76%	$1,312	3.56%	$878	3.63%	$850	4.00%	$3,241	3.58%	$3,227

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2006, $319.5 million, or 46.6% of our deposit accounts were certificates of deposit, of which $282.0 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Demand	$97,190	14.17%	0.00%	$93,301	14.27%	0.00%	$86,246	14.05%	0.00%
NOW	37,523	5.47%	0.57%	39,922	6.11%	0.25%	39,917	6.50%	0.25%
Regular savings	65,475	9.55%	0.83%	87,253	13.35%	0.83%	139,754	22.77%	0.65%
Money market	164,463	23.99%	3.20%	154,177	23.59%	2.93%	94,586	15.41%	1.48%
Retirement	55,368	8.07%	4.11%	52,694	8.06%	3.38%	48,496	7.90%	2.71%
Certificates of deposit	265,667	38.74%	4.59%	226,264	34.62%	3.59%	204,673	33.35%	2.70%
Total deposits	$685,686	100.00%	2.99%	$653,611	100.00%	2.54%	$613,672	100.00%	1.51%

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $103.3 million. The following table sets forth the maturity of those certificates as of December 31, 2006.

At December 31,
2006
(In thousands)
Three months or less	$34,924
Over three months through six months	38,264
Over six months through one year	20,554
Over one year to three years	6,196
Over three years	3,383

Total	$103,321

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston and collateralized repurchase agreements with securities brokers and our customers. As of December 31, 2006, we had Federal Home Loan Bank advances in the amount of $169.8 million, which represented 19.5% of total liabilities with a weighted average maturity of 4.5 years and a weighted average rate of 4.73%. As a member of the Federal Home Loan Bank of Boston, we can currently borrow up to approximately $319 million from the Federal Home Loan Bank.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Within 1 year	$65,000	5.16%	$13,799	3.40%	$16,000	2.35%
Over 1 year to 2 years	16,411	5.06%	10,000	4.37%	12,000	3.23%
Over 2 years to 3 years	13,000	5.13%	19,393	4.95%	-
Over 3 years to 4 years	16,111	3.20%	-		-
Over 4 years to 5 years	39,184	4.60%	20,318	3.19%	22,247	4.87%
Over 5 years	20,100	4.32%	38,370	4.02%	36,447	3.32%
	$169,806	4.73%	$101,880	3.98%	$86,694	3.53%

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

	For the Years Ended
	December 31,
	2006	2005	2004
	(In thousands)

Balance at year-end	$10,425	$8,434	$4,317
Average amount outstanding during year	5,546	5,572	4,064
Interest expense incurred during year	167	90	39
Maximum amount outstanding at any month-end	10,425	8,675	6,015
Average interest rate during the year	3.01%	1.62%	0.96%
Weighted average interest rate on year-end balances	3.38%	2.12%	1.19%

Subsidiary Activities

UCB Securities, Inc. is a wholly owned subsidiary of United Bank established in 1998 as a Massachusetts security corporation for the purpose of buying, selling and holding investment securities on its own behalf. The income earned on UCB Securities, Inc.’s investment securities is subject to a significantly lower rate of state tax than that assessed on income earned on investment securities maintained at United Bank. At December 31, 2006, UCB Securities, Inc. had total assets of $60.2 million, all of which were qualifying securities under the applicable regulations.

United Financial Services Group

United Bank, through its division, United Financial Services Group, has a partnership with a registered broker-dealer, NFP Securities, Inc. In 2006, United Bank acquired Levine Financial Group in an effort to expand its customer base with increased opportunities to grow our market share and expand the financial services portion of business in the Northampton market. Together they offer United Bank customers a complete range of non-deposit investment products and financial planning services, including mutual funds, debt, equity and government securities, insurance products, fixed and variable annuities, financial planning for individual and commercial customers and estate planning services. United Bank receives a portion of the commissions generated by United Financial Services from sales to customers.

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

Personnel

As of December 31, 2006, we had 163 full-time employees and 35 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Capital Requirements. Offices of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 4% core capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

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

At December 31, 2006, United Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. In the case of United Bank and in connection with its charter conversion to a federally chartered savings bank, the Office of Thrift Supervision has permitted United Bank to maintain a loans-to-one borrower limit of 20% of unimpaired capital and surplus, subject to certain conditions and annual review by the Office of Thrift Supervision. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, United Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2006, United Bank satisfied this test.

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. United Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

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

In February 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. United Bank has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

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

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of savings bank’s assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2006, United Bank met the criteria for being considered “well-capitalized.”

Insurance for Deposit Accounts. Deposit accounts in United Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. United Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

The Federal Deposit Insurance Reform Act of 2005 (Reform Act), enacted in February 2006, increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other depositors - individuals, joint accountholders, businesses, government entities, and trusts - remains at $100,000. The Federal Deposit Insurance Corporation (FDIC) issued an interim rule to implement this increase in coverage and other provisions of the Reform Act pertaining to deposit insurance coverage effective April 1, 2006. The Federal Deposit Insurance Corporation (FDIC) issued a final rule effective January 1, 2007 implementing the aforementioned coverage increase and maintaining the required ratio of reserves to insured deposits at 1.25%.

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

Federal Home Loan Bank System. United Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston (FHLBB), United Bank was required to invest in stock of the FHLBB, until April 2004, in an amount which was the greater of .3% of its total assets, 1% of its outstanding home loans or 5% of its outstanding advances from the FHLBB. In April 2004, the FHLBB amended its capital structure at which time the Bank’s FHLBB stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase Class B stock prior to expiration of the five year redemption notice. Under the new capital structure, the Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2006, United Bank was in compliance with these reserve requirements.

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

The registration under the Securities Act of 1933 of shares of common stock issued in the Company’s initial public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of United Financial Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of United Financial Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If United Financial Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of United Financial Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of United Financial Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, United Financial Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

At December 31, 2006, our total federal pre-base year reserve was approximately $2.6 million. However, under current law, base-year reserves remain subject to recapture should United Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, United Bank had no net operating loss carryforwards for federal income tax purposes.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2006, the fair value of our agency securities, mortgage-backed securities and corporate debt obligations, all classified as available for sale, totaled $190.0 million. Unrealized net losses on these available-for-sale securities totaled $3.2 million at December 31, 2006 and are reported as a separate component of stockholder’s equity. Further decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

We evaluate interest rate sensitivity using income simulation models that estimates the change in United Bank’s net interest income over a range of interest rate scenarios. Net income at risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. At December 31, 2006, the latest date for which such information is available, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 10.9% decrease in net interest income.

Because We Intend to Increase Our Commercial Real Estate, Commercial Construction and Commercial and Industrial Loan Originations, Our Lending Risk Will Increase and Downturns in the Real Estate Market or Local Economy Could Adversely Affect Our Earnings.

At December 31, 2006, our portfolio of commercial real estate loans totaled $175.6 million, or 23.04% of our total loans, our portfolio of commercial construction loans totaled $41.3 million, or 5.41% of our total loans and our portfolio of commercial and industrial loans totaled $69.8 million, or 9.15% of our total loans. These loans have increased as a percentage of our total loan portfolio in recent years. These loans generally have more risk than one- to four-family residential mortgage loans. Because the repayment of commercial real estate, commercial construction and commercial and industrial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Many of our borrowers also have more than one commercial real estate or commercial and industrial loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate, commercial construction or commercial and industrial loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

If Economic Conditions Deteriorate, Our Results of Operations and Financial Condition Could Be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Particularly, in recent years, the prices of real estate have significantly increased in our market area. Because we originate a significant number of mortgage loans secured by residential real estate, decreases in real estate values could adversely affect the value of property used as collateral for such loans. At December 31, 2006, loans secured by residential real estate, including home equity loans and lines of credit, represented 56.66% of our total loans. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. As of December 31, 2005, the unemployment rates in Hampden and Hampshire Counties, Massachusetts were 5.5% and 3.4%, respectively. At that same date, the Massachusetts unemployment rate was 4.5%.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was .95% of total loans and 560.40% of non-performing loans at December 31, 2006. Material additions to our allowance could materially decrease our net income.

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

Current Office of Thrift Supervision regulations permit a mutual holding company subsidiary to be acquired by a mutual institution or a mutual holding company in a so-called “remutualization” transaction. The possibility of a remutualization transaction and the successful completion of a small number of remutualization transactions where significant premiums have been paid to minority stockholders has resulted in some takeover speculation for mutual holding companies, which may be reflected in the per share price of mutual holding companies' common stock. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and the mutual interests of the mutual holding company and as raising issues concerning the effect on the mutual interests of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and to reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per-share stock price may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS Not applicable.

ITEM 2.	PROPERTIES

The following table provides certain information as of December 31, 2006 with respect to our main office located in West Springfield and our twelve other full service branch offices, our drive-up facility and our financial services facilities:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:
95 Elm Street	Owned	1999	46,147	$1,363
West Springfield, MA 01089

Full Service Branches:
115 State Street	Leased	(1)	3,401	112
Springfield, MA 01103

1077 St. James Avenue	Owned	2003	8,354	637
Springfield, MA 01104

459 Main Street	Leased	(2)	2,000	—
Indian Orchard, MA 01151

528-530 Center Street	Owned	2002	3,000	637
Ludlow, MA 01056

1930 Wilbraham Road	Owned	2001	2,304	647
Springfield, MA 01129

670 Bliss Road	Leased	(3)	1,652	—
Longmeadow, MA 01106

1325 Springfield Street	Leased	(4)	2,400	—
Feeding Hills, MA 01030

180 Main Street	Leased	(5)	2,800	254
Northampton, MA 01060

10 Elm Street	Owned	1981	8,500	17
Westfield, MA 01085

168 Southampton Road	Leased	(6)	2,890	—
Westfield, MA 01085

14 Russell Road	Owned	2001	720	137
Huntington, MA 01050

1830 Northampton Street	Owned	1994	6,409	305
Holyoke, MA 01040

Other:

52 Van Deene Avenue	Owned	2005	(7)	547	720
West Springfield, MA 01089

33 Westfield Street	Owned	2002	(8)	1,720	1,232
West Springfield, MA 01089

140 Main Street	Leased	2006	(8,9)	1,875	—
Northampton, MA 01060
_______________
(1)	United Bank has a lease for a five-year period expiring in June 2010 with a renewal option for five additional years.
(2)	United Bank has a lease for a five-year period expiring in May 2008 with two five-year renewal options.
(3)	United Bank has a lease for a five-year period expiring in September 2011 with a renewal option for five additional years.
(4)	United Bank has a lease for a five-year period expiring in September 2010 with a renewal option for five additional years.
(5)	United Bank has a lease for a ten-year period expiring in April 2016 with two five-year renewal options.

(6)	United Bank has a lease for a twenty-five year period expiring in March 2031 with two five-year renewal options.
(7)	This office is a drive-up facility only.
(8)	This financial services facility offers insurance and investment products and financial planning services.
(9)	United Bank has a lease for a two-year period expiring in November 2008 with two two-year renewal options.

The net book value of our premises, land and equipment was $8.8 million at December 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. At December 31, 2006, we were not involved in any legal proceedings that were material to the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “UBNK”. The approximate number of holders of record of United Financial Bancorp, Inc.’s common stock as of March 5, 2007 was 3,976 including beneficial owners. The following table presents quarterly market information for United Financial Bancorp, Inc.’s common stock for the years ended December 31, 2006 and 2005. United Financial Bancorp, Inc. began trading on the Nasdaq Global Select Market on July 13, 2005. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

Quarter
Ended	High	Low	Dividends

March 31, 2006	$12.46	$11.33	$0.05
June 30, 2006	13.31	11.53	0.05
September 30, 2006	14.23	12.11	0.05
December 31, 2006	14.97	12.63	0.05

September 30, 2005	12.61	11.06	-
December 31, 2005	12.00	11.53	-

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the Common Stock for the period beginning on July 13, 2005 through December 31, 2006, (b) the cumulative total return on stocks included in the SNL Thrift Index over such period, (c) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (d) the cumulative total return on stocks included in the SNL MHC Thrift Index over such period.

The cumulative total return on the Common Stock was computed assuming the reinvestment of cash dividends during the period and is expressed in dollars based on an assumed initial investment of $100.

	Period Ended
Index	07/13/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/05
United Financial Bancorp, Inc.	100.00	98.13	102.82	114.23	111.40	119.32
Russell 2000	100.00	101.41	115.54	109.74	110.22	120.04
SNL MHC Thrift Index	100.00	100.48	109.31	113.85	124.47	137.60
SNL Thrift Index	100.00	100.76	104.28	108.60	109.98	117.45

On January 18, 2007, the Board of Directors of United Financial Bancorp, Inc. declared a cash dividend of $0.06 per share. The dividend will be payable on February 26, 2007 to shareholders of record as of February 12, 2007.

Dividend payments by United Financial Bancorp, Inc. are dependent primarily on cash flows from the investment portfolio and debt service payments from United Bank in connection with its loan to the Employee Stock Ownership Plan.

For a discussion of United Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

The following table provides certain information at December 31, 2006 with regard to compensation plans under which equity securities of the registrant are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	756,500	$12.88	86,593
Equity compensation plans not approved by security holders	-	-	-
Total	756,500	$12.88	86,593

(b)	Not Applicable.

(c)	The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 -31, 2006	-	$-	-	858,000

November 1 - 30, 2006	-	-	-	858,000

December 1 -31, 2006	1,945	13.76	1,945	856,055

Total	1,945	$13.76	1,945	NA

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the fiscal years presented is derived in part from the consolidated financial statements of United Financial Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,009,433	$906,513	$772,008	$737,424	$623,563
Cash and cash equivalents	25,419	15,843	23,233	16,144	38,779
Investment securities available-for-sale	80,963	111,763	50,650	73,191	36,617
Investment securities held-to-maturity	3,241	3,325	2,498	2,175	737
Mortgage-backed securities available-for-sale	109,274	114,702	101,679	123,774	60,889
Loans, net (1)	756,180	630,558	569,243	497,078	463,383
Deposits	685,686	653,611	613,672	594,748	533,704
FHLB advances	169,806	101,880	86,694	76,820	29,889
Repurchase agreements	10,425	8,434	4,317	4,218	1,146
Stockholders' equity	137,711	137,005	62,255	57,050	52,612
Non-performing assets (2)	1,850	3,319	3,784	1,865	1,036

	Years Ended December 31,
	2006	2005		2004	2003	2002
	(In thousands)
Selected Operating Data:
Interest and dividend income	$52,202	$43,233		$36,532	$33,776	$36,009
Interest expense	24,647	16,206		12,148	11,583	14,703
Net interest income before provision for loan losses	27,555	27,027		24,384	22,193	21,306
Provision for loan losses	969	917		983	294	398
Net interest income after provision for loan losses	26,586	26,110		23,401	21,899	20,908
Non-interest income	5,392	5,020		5,134	5,703	4,522
Non-interest expense	24,036	24,112		19,179	17,785	16,971
Income before taxes	7,942	7,018		9,356	9,817	8,459
Income tax expense	3,018	2,649		3,828	3,917	3,270
Net income	$4,924	$4,369	^	$5,528	$5,900	$5,189

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Ratios and Other Data:

Performance Ratios (3):
Return on average assets	0.51%	0.51%*	0.73%	0.86%	0.84%
Return on average equity	3.59%	4.45%*	9.25%	10.72%	10.47%
Average equity to average assets	14.35%	11.42%	7.87%	8.07%	8.03%
Equity to total assets at end of period (3)	13.64%	15.11%	8.06%	7.74%	8.44%
Interest rate spread (4)	2.23%	2.77%	3.03%	3.12%	3.23%
Net interest margin (5)	2.97%	3.27%	3.33%	3.41%	3.65%
Average interest-earning assets to average interest-bearing liabilitites	128.10%	125.61%	118.30%	116.42%	116.77%
Total non-interest expense to average total assets	2.51%	2.81%*	2.53%	2.61%	2.75%
Efficiency ratio (6)	72.95%	75.25%*	64.98%	63.75%	65.71%
Dividend payout ratio	5.74%	NA	NA	NA	NA

United Bank Regulatory Capital Ratios (3, 7):
Tier I (core) capital	14.83%	17.21%	11.67%	12.33%	12.23%
Tier I (leverage) capital	10.82%	11.71%	8.11%	7.76%	8.25%
Total capital	15.86%	18.28%	12.76%	13.43%	13.40%

Asset Quality Ratios (3):
Non-performing assets as a percent of total assets (2)	0.18%	0.37%	0.49%	0.25%	0.17%
Non-performing loans as a percent of total loans (2)	0.17%	0.27%	0.66%	0.36%	0.21%
Allowance for loan losses as a percent of total loans	0.95%	1.00%	1.00%	1.02%	1.05%
Allowance for loan losses as a percent of non-
performing loans	560.40%	371.69%	151.96%	278.97%	507.53%

Number of full service customer facilities	13	11	11	11	11

(1)	The allowance for loan losses at December 31, 2006, 2005, 2004, 2003 and 2002 was $7.2 million, $6.4 million, $5.8 million, $5.1 million and $4.9 million, respectively.
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

(4)	The interest rate spread represents the difference between weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(6)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(7)	Regulatory Capital Ratios are reported for the Bank only and do not include the consolidating effect of United Financial Bancorp, Inc.
^	Excluding the effect of a $3,591 charitable contribution ($2,199 after taxes) to fund the newly-formed United Charitable Foundation, net income in 2005 would have amounted to $6,568.
*
Exclusive of the contribution to the United Charitable Foundation in 2005, return on average assets, return on average equity, total non- interest expense to average total assets, and efficiency ratio would have been 0.76%, 6.70%, 2.43% and 64.41%, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed securities, other securities and corporate and municipal bonds) and other interest-earning assets (primarily cash and cash equivalents), and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, money market accounts, transaction accounts, certificates of deposit and Federal Home Loan Bank advances. Net interest income before provision for loan losses increased $528,000, or 2.2%, to $27.6 million for the year ended December 31, 2006 from $27.0 million for the year ended December 31, 2005. The primary reason for the improvement in our net interest income was a $97.7 million, or 11.4%, increase in our average interest earning assets, to $926.3 million for the year ended December 31, 2006, reflecting strong growth in loans. The favorable impact of the expansion in earning assets was offset to some extent by net interest margin compression of 30 basis points to 2.97% for the year ended December 31, 2006 compared to 3.27% in the same period last year.

Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, financial services fees, increases in cash value-insurance, gains and losses on the sale of securities and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, printing and office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and valuation allowances associated with deferred tax assets.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in adjustments to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as problem loans through the application of our loan review process and our loan grading system. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loans. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Valuation Allowance for deferred tax assets. The assessment of whether a valuation allowance for the Company’s deferred tax assets is required is also a critical accounting estimate. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of such assets will not be realized. This assessment is made each reporting period based upon an estimate of future taxable income during the periods in which existing temporary differences become deductible.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. Over the past several years, we have emphasized the origination of commercial and industrial loans and loans secured by commercial real estate, and we intend to increase our origination of these loans in the future. In addition, we intend to expand our branch network in our primary market area, which consists of Hampden and Hampshire Counties, Massachusetts. We also intend to evaluate opportunities to expand into new markets, including Northern Connecticut. We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

Remaining a Community-Oriented Financial Institution. We were established in 1882 and have been operating continuously since that time, growing through internal growth and a series of five mutual-to-mutual business combinations that occurred between 1960 and 1994. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of individualized consumer and business financial services from our main office, 12 branch offices, two offsite ATMs and one drive-up facility.

Expanding our Branch Network. We currently operate from 13 full-service banking offices and a drive-up only facility. We also maintain two financial services facilities that offer insurance and investment products and financial planning services. We intend to evaluate new branch expansion opportunities, through acquisitions and de novo branching, to expand our presence within and outside our primary market area, including Northern Connecticut, and our current business plan calls for the acquisition and establishment of additional branch offices. In addition, we intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Increasing our Commercial Real Estate and Commercial and Industrial Lending. We intend to continue to increase our origination of higher-yielding commercial real estate and commercial and industrial loans as a means of increasing our interest income and improving our net interest margin. These loans also are generally originated with rates that are fixed for five years or less, which assists us in managing our interest rate risk. In support of this initiative we have supplemented our existing staff of commercial loan officers, increased our credit analysis resources and enhanced the outside loan review process. We originated $108.3 million of commercial real estate and $28.9 million of commercial and industrial loans during the year ended December 31, 2006. At December 31, 2006, our commercial real estate and commercial and industrial loans totaled $175.6 million and $69.8 million, respectively. The additional capital raised from our initial public offering in 2005 has increased our commercial lending capacity by enabling us to originate more loans and loans with larger balances. Originating more commercial real estate and commercial and industrial loans exposes us to increased risks, as discussed in the Risk Factors section of this Form 10-K.

Maintaining High Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting criteria and by originating loans secured primarily by real estate. We will continue to focus on maintaining high asset quality as we seek to expand our commercial lending activities. Our non-performing assets at December 31, 2006 were $1.9 million, or 0.18% of total assets, and our net charge-offs were 0.02% of our average loans outstanding for the year ended December 31, 2006.

Increasing our Share of Lower-Cost Deposits. We remain committed to gathering lower cost and more stable core deposits. We attract and retain core deposits with competitive products and rates, excellent customer service, a comprehensive marketing program and a well-established incentive-based cross-sales program. Our efforts to attract and retain core deposits have resulted in an increase in the total number of accounts. However, the increased number of accounts has not translated into increased balances during 2005 and 2006 as many customers have elected to shift transaction, savings and money market balances to higher yielding certificates of deposits. At December 31, 2006, consumer and commercial demand deposits comprised 14.17% of our total deposits, compared to 14.27% of our total deposits at December 31, 2005.

Increasing and Diversifying our Sources of Non-interest Income. In order to reduce our reliance on net interest income and the impact of market rates on our financial results, we have sought to diversify our revenue stream. In connection with our success in growing our deposit base, our fee income derived from deposits has increased. Through our Financial Services Group, a division of United Bank, we offer United Bank customers and others a complete range of non-deposit investment products and financial planning services, including mutual funds, debt, equity and government securities, insurance products, fixed and variable annuities, financial planning for individual and commercial customers and estate planning services. In 2006 United Bank purchased Levine Securities in Northampton, Massachusetts in order to expand our market and capitalize on the establishment of a new branch. United Financial Services Group offers these services through its partnership with NFP Securities, Inc. We have also invested in bank-owned life insurance for certain executive officers and directors, providing another source of non-interest income through the recognition of the growing cash surrender value of this insurance over time.

Comparison of Financial Condition at December 31, 2006 and 2005

Total assets increased $102.9 million, or 11.4%, to $1.0 billion at December 31, 2006 from $906.5 million at December 31, 2005. The increase reflected substantial growth in net loans, partially offset by a decrease in securities available for sale. The growth in assets was partially funded by cash flows from the investment portfolio and increases in both deposits ($32.1 million) and Federal Home Loan Bank of Boston advances ($67.9 million). Securities available for sale decreased $36.2 million, or 15.8%, to $190.2 million at December 31, 2006 from $226.5 million at December 31, 2005 as management elected to use cash flows from the investment portfolio to fund loan growth. Total cash and cash equivalents increased $9.6 million, to $25.4 million at December 31, 2006, reflecting routine fluctuations in cash balances and the intentional accumulation of funds to support future loan growth.

Net loans increased $125.6 million, or 19.9%, to $756.2 million at December 31, 2006 from $630.6 million at December 31, 2005. One- to four-family residential mortgage loans increased $33.9 million, or 11.9%, to $319.1 million at December 31, 2006, reflecting continued strong demand in our primary market area given the stable real estate market and the relatively low interest rate environment. The increase was due to management’s decision to retain substantially all originations of residential mortgage loans in portfolio. Commercial real estate and commercial and industrial loans increased $25.5 million, or 17.0%, to $175.6 million and $10.2 million, or 18.0%, to $69.8 million, respectively, as a result of stable economic conditions in our primary market area, competitive pricing, attractive products and services, established relationships, successful business development efforts and the hiring of additional commercial lenders to diversify our lending activities. Construction loans increased $25.9 million, or 89.7%, to $54.8 million due to strong demand for commercial and residential funding, successful business development efforts, the solid real estate market and the relatively low interest rate environment. A significant portion of these loans mature in less than two years and will either covert to permanent financing or pay-off in full. We continued to focus our efforts on growing the commercial real estate, commercial and industrial, and construction loan portfolios in order to improve net interest rate spread by increasing our origination of these generally higher-yielding loans. Home equity loans increased $26.7 million, or 31.0%, reflecting strong consumer demand, a solid economy, an attractive product offering and competitive rates.

Total deposits increased $32.1 million, or 4.9%, to $685.7 million at December 31, 2006 mainly due to an increase of $39.4 million in certificate of deposit balances. During the period, customer demand for deposits shifted from savings towards higher-yielding certificates of deposit accounts. Demand deposits grew $3.9 million, or 4.2%, due to increased marketing and promotional activity in an effort to attract new customers and retain existing funds. Money market account balances expanded $10.3 million, or 6.7%, reflecting strong customer demand, attractive products and competitive pricing. At December 31, 2006, core deposits totaled $364.7 million, or 49.3% of deposits.

Federal Home Loan Bank advances increased $67.9 million, or 66.7%, to $169.8 million at December 31, 2006 from $101.9 million at December 31, 2005 to fund balance sheet growth. We have used a portion of such advances to “match fund” certain fixed-rate residential and commercial real estate loans in order to reduce our interest rate risk. Repurchase agreements increased $2.0 million to $10.4 million at December 31, 2006 from $8.4 million at December 31, 2005, reflecting routine fluctuations in these overnight accounts.

Total stockholders’ equity increased $706,000, or 0.5%, to $137.7 million at December 31, 2006 from $137.0 million at December 31, 2005. This increase reflected net income of $4.9 million for the year ended December 31, 2006, the equity offset to the recognition of $1.1 million in ESOP and stock-based compensation expenses and a $514,000 decrease in the net unrealized loss on securities available for sale. These items were offset to a large extent by share repurchases totaling $4.4 million and payment of cash dividends aggregating $1.5 million.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

Net Income. Net income increased $555,000, or 12.7%, to $4.9 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. The results for 2006 reflected growth in average earning assets and non-interest income, somewhat mitigated by net interest margin compression and higher non-interest expenses, excluding the impact of a $3.6 million expense related to the contribution to fund the United Charitable Foundation in 2005. Excluding the effect of the charitable contribution, net income would have amounted to $6.6 million in 2005.

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

	Years Ended December 31,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$410,340	$23,817	5.80%	$362,208	$20,168	5.57%
Commercial real estate	189,694	12,485	6.58%	158,820	9,781	6.16%
Commercial and industrial	64,164	4,595	7.16%	54,954	3,525	6.41%
Consumer and other	29,005	1,441	4.97%	21,004	1,066	5.08%
Total loans	693,203	42,338	6.11%	596,986	34,540	5.79%
Investment securities	213,430	8,843	4.14%	207,301	7,970	3.84%
Other interest-earning assets	19,641	1,021	5.20%	23,076	723	3.13%
Total interest-earning assets	926,274	52,202	5.64%	827,363	43,233	5.23%
Noninterest-earning assets	30,280			31,458
Total assets	$956,554			$858,821

Interest-bearing liabilities:
Savings accounts	$76,688	638	0.83%	$93,550	594	0.63%
Money market	165,101	5,125	3.10%	148,297	3,099	2.09%
NOW accounts	36,050	103	0.29%	37,770	200	0.53%
Certificates of deposit	309,784	12,829	4.14%	274,002	8,407	3.07%
Total interest-bearing deposits	587,623	18,695	3.18%	553,619	12,300	2.22%
FHLB advances	127,397	5,621	4.41%	96,743	3,671	3.79%
Other interest-bearing liabilities	8,049	331	4.11%	8,339	235	2.82%
Total interest-bearing liabilities	723,069	24,647	3.41%	658,701	16,206	2.46%
Demand deposits	92,644			91,896
Other noninterest-bearing liabilities	3,618			10,106
Total liabilities	819,331			760,703
Stockholders' equity	137,223			98,118
Total liabilities and stockholders' equity	$956,554			$858,821

Net interest income		$27,555			$27,027
Interest rate spread(1)			2.23%			2.77%
Net interest-earning assets(2)	$203,205			$168,662
Net interest margin(3)			2.97%			3.27%
Average interest-bearing assets to average interest-bearing liabilities			128.10%			125.61%

____________________
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$2,766	$883	$3,649
Commercial real estate	1,998	706	2,704
Commercial and industrial	631	439	1,070
Consumer and other	397	(22)	375
Total loans	5,792	2,006	7,798
Investment securities	241	632	873
Other interest-earning assets	(87)	385	298
Total interest-earning assets	5,946	3,023	8,969

Interest-bearing liabilities:
Savings accounts	(119)	163	44
Money market accounts	299	1,727	2,026
NOW accounts	(10)	(87)	(97)
Certificates of deposit	869	3,553	4,422
Total interest-bearing deposits	1,039	5,356	6,395
FHLB advances	1,288	662	1,950
Other interest-bearing liabilities	(8)	104	96
Total interest-bearing liabilities	2,319	6,122	8,441

Change in net interest income	$3,627	$(3,099)	$528

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $528,000, or 2.0%, to $27.6 million for the year ended December 31, 2006 from $27.0 million for the comparable 2005 period reflecting growth in average earning assets, substantially offset by net interest margin compression. Net interest margin contracted 30 basis points to 2.97% for the year ended December 31, 2006 compared to 3.27% for the same period in 2005. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts, and the impact of increased short-term market interest rates on the cost to fund earning assets.

Interest Income. Interest income increased $9.0 million, or 20.7%, to $52.2 million for the year ended December 31, 2006 from $43.2 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $98.9 million, or 12.0%, to $926.3 million for the year ended December 31, 2006 due in large part to strong loan growth, mainly funded by proceeds from the Company’s initial public offering in July 2005, deposit growth and additional FHLB advances. Total average loans increased $96.2 million, or 16.1%, to $693.2 million for the year ended December 31, 2006 as a result of solid origination activity, partially offset by prepayments and normal amortization. The yield on average interest-earning assets increased 41 basis points to 5.64% for the year ended December 31, 2006 due to the higher interest rate environment. The increase in market rates contributed to the repricing of a portion of the Company’s existing assets and to increased rates for new assets. Since a significant amount of the Company’s average interest earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the increase in market rates was constrained.

Interest Expense. Interest expense increased $8.4 million, or 52.1%, to $24.6 million for the year ended December 31, 2006 from $16.2 million for the prior year period due an increase in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $64.4 million, or 9.8%, to $723.1 million for the year ended December 31, 2006 reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $34.0 million, or 6.1%, to $587.6 million for the year ended December 31, 2006 mainly attributable to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances. The decline in savings deposits was mainly attributable to a shift in market demand to money market and certificates of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $30.7 million, or 33.4%, to $127.4 million to support loan growth. The average rate paid on interest-bearing liabilities increased 95 basis points to 3.41% for the year ended December 31, 2006 reflecting interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the increase in market rates was significant.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. The provision for loan losses was $969,000 for the year ended December 31, 2006, as compared to a $917,000 provision for the year ended December 31, 2005. The modest increase in the provision in 2006 as compared to 2005 was due primarily to increases in substandard and doubtful classified loans and commercial real estate non-accrual loans, offset to some extent by decreases in residential and commercial non-accrual loans and net charge-offs. The allowance for loan losses was $7.2 million, or 0.95% of loans outstanding at December 31, 2006, as compared to $6.4 million, or 1.00% of loans outstanding at December 31, 2005.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, and establishes the provision for loan losses based on the factors set forth in the preceding paragraph. Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. However, our current business plan calls for increases in commercial real estate and commercial and industrial loans. As management evaluates the allowance for loan losses, the increased risk associated with larger non-homogenous commercial real estate and commercial and industrial loans may result in larger additions to the allowance for loan losses in future periods.

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

Non-interest Income. Non-interest income increased $372,000, or 7.4%, to $5.4 million for the year ended December 31, 2006 from $5.0 million for the same period last year reflecting growth in fee income on depositors’ accounts and financial services income, partially offset by a $222,000 loss from sales of investment securities in 2006. Fee income on depositors’ accounts rose $446,000 as a result of growth in transaction account balances and activity. Financial services income expanded $145,000 in connection with the purchase of the Levine business in the first quarter of 2006 and new accounts opened due to successful business development efforts. The sales of securities in the third quarter of 2006 were consummated to improve the yield on the portfolio and provide additional liquidity.

Non-interest Expense. Non-interest expense in the prior year period was higher due in part to the $3.6 million contribution to fund the United Charitable Foundation, non-interest expense increased $3.5 million, or 17.1%, to $24.0 million for the year ended December 31, 2006 from $20.5 million for the prior year period. Total salaries and benefits increased $1.7 million, or 15.4%, reflecting the cost of restricted stock and stock option grants awarded in 2006 under the Company’s Stock Based Incentive Plan, new employees hired to support the growth of the Company and two new branches opened in 2006, expenses totaling $198,000 incurred in connection with the separation package for the Company’s former Chief Financial Officer, and annual wage increases. Occupancy costs grew $298,000, or 19.9%, principally attributable to two new branches opened in 2006 and new office space leased in connection with the acquisition of the Levine financial services business in the first quarter of 2006. Professional services costs increased $416,000, or 56.8%, mainly due to expenses related to being a public company, including compliance with Sarbanes-Oxley Section 404, audit and accounting, legal, consulting, investor-relations and NASDAQ listing expenses. Other non-interest expense expanded $954,000, or 30.1%, primarily due to increased costs associated with a larger loan, deposit and financials services account base, including printed materials, supplies, branch merchandising and postage, as well as new branches opened in 2006.

Income Tax Expense. Income tax expense increased $369,000 to $3.0 million for the year ended December 31, 2006 as compared to $2.6 million for the same period in 2005, primarily attributable to higher income before taxes. The effective tax rate for the year ended December 31, 2006 was 38.0% compared to 37.8% in 2005.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net Income. Net income decreased $1.2 million, or 21.0%, to $4.4 million for the year ended December 31, 2005 from $5.5 million for the year ended December 31, 2004. The decrease primarily resulted from a one-time after-tax expense of $2.2 million, which was incurred to establish and fund the newly formed United Charitable Foundation. Excluding the effect of the charitable contribution, net income would have amounted to $6.6 million or 19% greater than 2004. This increase was attributable largely to the investment of the proceeds of the initial public offering during the last six months of 2005.

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

	Years Ended December 31,
	2005			2004
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$362,208	$20,168	5.57%	$328,157	$17,627	5.37%
Commercial real estate	158,820	9,781	6.16%	144,434	8,478	5.87%
Commercial and industrial	54,954	3,525	6.41%	45,527	2,417	5.31%
Consumer and other	21,004	1,066	5.08%	20,453	1,160	5.67%
Total loans	596,986	34,540	5.79%	538,571	29,682	5.51%
Investment securities	207,301	7,970	3.84%	179,036	6,582	3.68%
Other interest-earning assets	23,076	723	3.13%	14,764	268	1.82%
Total interest-earning assets	827,363	43,233	5.23%	732,371	36,532	4.99%
Noninterest-earning assets	31,458			27,040
Total assets	$858,821			$759,411

Interest-bearing liabilities:
Savings accounts	$93,550	594	0.63%	$93,955	698	0.74%
Money market	148,297	3,099	2.09%	151,159	1,710	1.13%
NOW accounts	37,770	200	0.53%	36,505	90	0.25%
Certificates of deposit	274,002	8,407	3.07%	245,395	6,497	2.65%
Total interest-bearing deposits	553,619	12,300	2.22%	527,014	8,995	1.71%
FHLB advances	96,743	3,671	3.79%	85,413	2,960	3.47%
Other interest-bearing liabilities	8,339	235	2.82%	6,729	193	2.87%
Total interest-bearing liabilities	658,701	16,206	2.46%	619,156	12,148	1.96%
Demand deposits	91,896			78,713
Other noninterest-bearing liabilities	10,106			1,761
Total liabilities	760,703			699,630
Stockholders' equity	98,118			59,781
Total liabilities and stockholders' equity	$858,821			$759,411

Net interest income		$27,027			$24,384
Interest rate spread(1)			2.77%			3.03%
Net interest-earning assets(2)	$168,662			$113,215
Net interest margin(3)			3.27%			3.33%
Average interest-bearing assets to average interest-bearing liabilities			125.61%			118.29%

____________________
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years ended December 31, 2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$1,879	$663	$2,542
Commercial real estate	872	431	1,303
Commercial and industrial	552	556	1,108
Consumer and other	26	(121)	(95)
Total loans	3,329	1,529	4,858
Investment securities	1,076	312	1,388
Other interest-earning assets	199	256	455
Total interest-earning assets	4,604	2,097	6,701

Interest-bearing liabilities:
Savings accounts	(3)	(48)	(51)
Money market accounts	(18)	1,406	1,388
NOW accounts	3	55	58
Certificates of deposit	808	1,102	1,910
Total interest-bearing deposits	790	2,515	3,305
FHLB advances	414	297	711
Other interest-bearing liabilities	39	3	42
Total interest-bearing liabilities	1,243	2,815	4,058

Change in net interest income	$3,361	$(718)	$2,643

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

Provision for Loan Losses. The provision for loan losses $917,000 for the year ended December 31, 2005, as compared to a $983,000 provision for the year ended December 31, 2004. The modest decrease in the provision in 2005 as compared to 2004 was due primarily to a decrease in adversely classified loans and in non-performing loans in 2005 as compared to 2004. The allowance for loan losses was $6.4 million, or 1.00% of loans outstanding at December 31, 2005, as compared to $5.8 million, or 1.00% of loans outstanding at December 31, 2004.

Non-interest Income. Non-interest income decreased $114,000, or 2.2%, to $5.0 million for the year ended December 31, 2005 from $5.1 million for the prior year. The reduction in non-interest income was primarily due to gains from sales of securities totaling $119,000 in 2004.

Non-interest Expense. In 2005 the Company contributed $3.6 million to establish and fund the new United Charitable Foundation. Excluding this contribution, non-interest expense increased $1.3 million, or 7.0%, to $20.5 million for the year ended December 31, 2005 from $19.2 million for the prior year. Salaries and employee benefits increased to $11.2 million from $9.6 million, reflecting higher staffing levels, principally in the commercial lending area, as well as average annual salary increases of 3.3%. Occupancy expense increased to $1.5 million from $1.4 million, reflecting lease renewals at higher rates and purchases of additional facilities. Professional fees increase $386,000 reflecting higher audit and consulting fees. Other non-interest expense decreased $500,000 to $3.2 million from $3.7 million as a result of $694,000 of costs incurred in 2004 in connection with our reorganization into the mutual holding company structure and the conversion of United Bank to a federally chartered savings bank (including the change of the name of the bank).

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

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at December 31, 2006 and 2005.

Net Interest Income At-Risk

	Estimated Increase	Estimated Increase
Change in Interest Rates	(Decrease) in NII	(Decrease) in NII
(Basis Points)	(December 31, 2006)	(December 31, 2005)
-200	12.1%	0.4%
Stable	0.0%	0.0%
+200	-10.9%	-3.4%

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At December 31, 2006, our liquidity ratio was 27.01%.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $25.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $190.2 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $319 million from the Federal Home Loan Bank of Boston. On that date, we had $169.8 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At December 31, 2006, we had $42.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $135.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2006 totaled $282.0 million, or 41.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In 2006, we originated $357.0 million of loans and purchased $47.8 million of securities. In 2005, we originated $290.1 million of loans and purchased $124.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $32.1 million and $39.9 million for the years ended December 31, 2006 and 2005, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Federal Home Loan Bank advances reflected net increases of $67.9 million and $15.2 million during the years ended December 31, 2006 and 2005, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities. Our current asset/liability management strategy has been to “match-fund” longer-term one- to four-family residential mortgage loans, with Federal Home Loan Bank advances.

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, United Bank exceeded all regulatory capital requirements. United Bank is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note L of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by us. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note K, “Commitments,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2006. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of Deposit	$282,025	$27,988	$9,501	$-	$319,514
Federal Home Loan Bank advances	65,000	29,411	55,295	20,100	169,806
Repurchase Agreements	10,425	-	-	-	10,425
Standby letters of credit	879	-	-	-	879
Operating Leases	498	839	589	3,224	8,677
Total	$358,827	$58,238	$65,385	$23,324	$509,301
Commitments to extend credit	$170,116	$-	$-	$-	$170,116
____________________

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. This standard is effective for the Company on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of retained earnings. Management is in the process of completing its evaluation of the impact that adoption of FIN 48 may have but does not expect the adoption will have a material effect on the Company’s results of operations or financial position.

In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This SAB addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Management has determined that the effect of SAB 108 on the Company’s financial statements is not material.

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

In June 2006, the EITF released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-05 is for fiscal years beginning after December 15, 2006. Management does not expect the implementation of the Interpretation will have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
United Financial Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts
March 13, 2007

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2006	2005

ASSETS

Cash and due from banks	$15,459	$15,841
Interest-bearing deposits	9,960	2
Total cash and cash equivalents	25,419	15,843

Securities available for sale, at fair value	190,237	226,465
Securities held to maturity, at amortized cost (fair value of $3,227 at
December 31, 2006 and $3,298 at December 31, 2005)	3,241	3,325
Loans, net of allowance for loan losses of $7,218 at December 31, 2006
and $6,382 at December 31, 2005	756,180	630,558
Other real estate owned	562	1,602
Accrued interest receivable	4,320	3,928
Deferred tax asset, net	2,851	1,245
Stock in the Federal Home Loan Bank of Boston	9,274	6,588
Banking premises and equipment, net	8,821	8,236
Bank-owned life insurance	6,304	6,031
Other assets	2,224	2,692

TOTAL ASSETS	$1,009,433	$906,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$588,496	$560,310
Non-interest-bearing	97,190	93,301
Total deposits	685,686	653,611
Federal Home Loan Bank of Boston advances	169,806	101,880
Repurchase agreements	10,425	8,434
Escrow funds held for borrowers	1,121	1,129
Accrued expenses and other liabilities	4,684	4,454
Total liabilities	871,722	769,508

Commitments and contingencies (Note L)	-	-

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 60,000,000 shares;
17,205,995 shares issued at December 31, 2006 and 2005	172	172
Paid-in capital	75,520	78,446
Retained earnings	70,406	66,944
Unearned compensation	(5,772)	(6,092)
Treasury stock, at cost (51,445 shares at December 31, 2006)	(664)	-
Accumulated other comprehensive loss, net of taxes	(1,951)	(2,465)
Total stockholders’ equity	137,711	137,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,009,433	$906,513

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest and dividend income:
Loans	$42,338	$34,540	$29,682
Investments	8,843	7,970	6,582
Other interest-earning assets	1,021	723	268
Total interest and dividend income	52,202	43,233	36,532

Interest expense:
Deposits	18,695	12,300	8,995
Short-term borrowings	3,198	1,675	373
Long-term debt	2,754	2,231	2,780
Total interest expense	24,647	16,206	12,148

Net interest income before provision for loan losses	27,555	27,027	24,384

Provision for loan losses	969	917	983

Net interest income after provision for loan losses	26,586	26,110	23,401

Non-interest income:
Fee income on depositors’ accounts	4,190	3,744	3,683
(Loss) gain on sale of securities	(222)	3	122
Income from bank-owned life insurance	273	326	332
Other income	1,151	947	997
Total non-interest income	5,392	5,020	5,134

Non-interest expense:
Salaries and benefits	12,888	11,167	9,564
Occupancy expenses	1,792	1,494	1,453
Marketing expenses	1,436	1,386	1,244
Data processing expenses	2,474	2,371	2,681
Contributions and sponsorships	174	3,792	192
Professional fees	1,148	732	336
Other expenses	4,124	3,170	3,709
Total non-interest expense	24,036	24,112	19,179

Income before income taxes	7,942	7,018	9,356

Income tax expense	3,018	2,649	3,828

NET INCOME	$4,924	$4,369	$5,528

Earnings per share:
Basic	$0.30	NA	NA
Diluted	$0.30	NA	NA

Weighted average shares outstanding:
Basic	16,467,874	NA	NA
Diluted	16,476,933	NA	NA

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2006, 2005 and 2004
(Dollars in thousands)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Loss	Total

Balances at December 31, 2003	-	$-	$-	$57,289	$-	$-	$(239)	$57,050

Impact of reorganization				(150)				(150)
Net income				5,528				5,528
Net unrealized loss on securities available for sale, net of reclassification adjustments and taxes							(173)	(173)
Total comprehensive income								5,355

Balances at December 31, 2004	-	-	-	62,667	-	-	(412)	62,255

Net income	-	-	-	4,369	-	-	-	4,369
Net unrealized loss on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	(2,053)	(2,053)
Total comprehensive income								2,316

Issuance of common stock, net of offering costs of $1,900	7,671,973	77	74,745	-	-	-	-	74,822
Issuance of common stock to MHC	9,189,922	92	-	(92)	-	-	-	-
Issuance of common stock to United
Charitable Foundation.	344,100	3	3,646	-	-	-	-	3,649
Shares purchased for ESOP	-	-	-	-	(6,413)	-	-	(6,413)
ESOP shares committed to be released	-	-	55	-	321	-	-	376

Balances at December 31, 2005	17,205,995	172	78,446	66,944	(6,092)	-	(2,465)	137,005

Net income	-	-	-	4,924	-	-	-	4,924
Net unrealized gain on securities available for sale, net of reclassification adjustments and taxes	-	-	-	-	-	-	514	514
Total comprehensive income								5,438

Cash dividends declared ($0.20 per share)	-	-	-	(1,462)	-	-	-	(1,462)
Treasury stock purchases	(341,945)	-	-	-	-	(4,405)	-	(4,405)
Reissuance of treasury shares in connection with restricted stock grants	290,500	-	(3,741)	-	-	3,741	-	-
Stock-based compensation	-	-	728	-	-	-	-	728
ESOP shares committed to be released	-	-	87	-	320	-	-	407

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$4,924	$4,369	$5,528

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	969	917	983
ESOP expense	407	376	-
Stock-based compensation	728	-	-
Contribution to United Charitable Foundation	-	3,649	-
Amortization of premiums and discounts	308	670	1,062
Depreciation and amortization	838	667	647
Amortization of intangible assets	25	-	-
Provision for other real estate owned	-	-	(21)
Gain on sales of loans	(3)	(2)	(13)
Net loss (gain) on sale of property and equipment	21	(4)	(2)
Net loss (gain) on sale of available for sale securities	222	(3)	(122)
Income tax provision (benefit)	(1,679)	978	(1)
Increase in cash surrender value of bank-owned life insurance	(273)	(326)	(332)
(Increase) decrease in accrued interest receivable	(392)	(1,065)	282
Decrease (increase) in other assets	475	(2,005)	678
(Decrease) increase in accrued expenses and other liabilities	(42)	337	469

Net cash provided by operating activities	6,528	8,558	9,158

Cash flows from investing activities:
Purchases of securities available for sale	(47,764)	(124,036)	(58,142)
Proceeds from sales of securities available for sale	28,896	2,597	32,985
Proceeds from maturities and principal repayments of securities available for sale	55,430	44,127	68,646
Purchases of securities held to maturity	-	(909)	(404)
Proceeds from maturities and principal repayments of securities held to maturity	75	75	77
Purchases of Federal Home Loan Bank of Boston stock	(2,686)	(567)	(2,072)
Refund of Cooperative Central Bank deposit	-	-	1,522
Proceeds from sales of other real estate owned	1,852	-	39
Net loan originations and principal repayments	(127,570)	(64,046)	(78,428)
Proceeds from sales of loans	170	215	5,314
Purchases of property and equipment	(1,372)	(1,245)	(382)
Cash paid to acquire Levine Financial Group	(100)	-	-
Proceeds from sale of property and equipment	-	16	14

Net cash used in investing activities	(93,069)	(143,773)	(30,831)

Cash flows from financing activities:
Net increase in deposits	32,075	39,938	18,924
Proceeds of Federal Home Loan Bank of Boston advances	133,000	148,365	185,714
Repayments of Federal Home Loan Bank of Boston advances	(65,074)	(133,179)	(175,839)
Net increase in repurchase agreements	1,991	4,118	98
Net increase (decrease) in escrow funds held for borrowers	(8)	174	14
Treasury stock purchases	(4,405)	-	-
Cash dividends paid	(1,462)	-	-
Proceeds from stock offering subscriptions	-	74,822	-
Acquistion of common stock by ESOP	-	(6,413)	-
Impact of reorganization	-	-	(150)

Net cash provided by financing activities	96,117	127,825	28,761

Increase (decrease) in cash and cash equivalents	9,576	(7,390)	7,088
Cash and cash equivalents at beginning of year	15,843	23,233	16,145
Cash and cash equivalents at end of period	$25,419	$15,843	$23,233

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$24,353	$16,080	$12,102
Income taxes - net	3,882	2,786	2,635
Transfer of loans to other real estate owned	562	1,602	-

The accompanying notes are an integral part of the consolidated financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share amounts)

NOTE A - REORGANIZATION AND CHANGE IN CORPORATE FORM

During 2004, United Bank received both regulatory and depositor approval to reorganize from a state-chartered cooperative bank to a multi-tier federally-chartered holding company. As a result, United Financial Bancorp, Inc., a stock holding company, was formed to be the parent company of United Bank (the Bank) and United Mutual Holding Company (MHC), a mutual holding company, was formed to be the parent company of United Financial Bancorp, Inc. Included in non-interest expenses in the accompanying statement of earnings for the year ended December 31, 2004 are related reorganization expenses of $693.

In December 2004, the Board of Directors of United Mutual Holding Company adopted a plan pursuant to which United Financial Bancorp, Inc.(the Company) intended to sell up to 49% of its common stock to eligible Bank depositors and, if necessary, to the general public. The Company’s initial public offering concluded on July 12, 2005 after the receipt of regulatory approval. The Company raised $74,822 in the offering, selling 7.7 million shares of common stock at $10 per share. This represented 44.6% of the stock issued. In addition, 344,100 shares or 2.0% of the shares outstanding were contributed to the newly formed United Charitable Foundation (“the Foundation”) to further support its the Bank’s ongoing commitment to the community. United Mutual Holding Company holds the remaining 53.4% of the outstanding shares.

The Company established the United Charitable Foundation in connection with the reorganization and funded it with 344,100 shares of the Company’s common stock. This contribution resulted in the recognition of expense equal to $3,441 based on the offering price of $10 per share. The Company realized an additional tax benefit of $208 that was recorded as an increase to stockholders’ equity because the basis for the contribution for tax purposes was based on the trading price of Company stock on its first day of trading.

In addition, the Bank’s Board of Directors adopted an Employee Stock Ownership Plan (the “ESOP”) which purchased 8%, or 641,300 shares, in the initial public offering financed by a loan from the Company. (See Note K)

The reorganization to a mutual holding company structure has been accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Subsequent to the stock offering, the existing liquidation rights of the Bank’s depositors were transferred with records to be maintained to ensure such rights receive statutory priority in the event of a complete mutual-to-stock conversion or in the more unlikely event of the Bank’s liquidation.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of United Financial Bancorp, Inc. and its wholly owned subsidiary United Bank (the Bank). UCB Securities, Inc. is a subsidiary of the Bank and is engaged in buying, selling and holding of securities. All significant intercompany accounts and transactions have been eliminated in consolidation. These entities are collectively referred to herein as “the Company”.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

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

The following is a description of the Company’s more significant accounting policies:

Cash and Cash Equivalents

The Company classifies cash and due from banks, interest bearing deposits in other banks and overnight funds sold as cash and cash equivalents as these liquid assets have original maturities of 90 days or less.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of taxes, as a separate component of stockholders’ equity. The Company had no securities classified as trading at December 31, 2006 and 2005.

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

Loans

Real estate mortgage loans and other loans are stated at their unpaid principal balance net of unearned loan fees and costs and the allowance for loan losses. The Company does not originate loans for the purpose of resale.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized over the contractual term of the loan as an adjustment of yield.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Determining an appropriate level for the allowance for loan losses necessarily involves a high degree of judgment. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

A substantial portion of the Company’s loans are secured by real estate in Western Massachusetts. Accordingly, the ultimate collectibility of the Company’s loan portfolio is susceptible to changing conditions in this market area.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Other intangible assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, prescribes that other identifiable intangible assets are recorded at their estimated fair value and are amortized on a straight-line basis over their estimated useful lives. These assets are evaluated for impairment if circumstances suggest that their value may be impaired.

Business segments

An operating segment is a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company's operations are limited to financial services provided within the framework of a community bank, and decisions are based generally on specific market areas and or product offerings. Accordingly, based on the financial information which is presently evaluated by the Company's chief operating decision-maker, the Company operates in a single business segment.

Off-balance sheet financial instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments, consisting primarily of credit related financial instruments. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Foreclosed assets held for sale are recorded at the lower of fair value less estimated costs to sell or cost. Subsequent changes in the fair value of the foreclosed assets are reflected as a valuation allowance.

Banking Premises and Equipment

Banking premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term, including consideration of renewal options, or estimated useful life of the asset. The cost of maintenance and repairs is charged against income as incurred. The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Asset retirement obligations are recognized at fair value when incurred. The Company recognizes a liability when the obligation is incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. In periods subsequent to initial measurement, the Company recognizes changes in the liability for an asset retirement obligation resulting from (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

An asset retirement obligation is recognized as a liability and measured at fair value. Because the liability is recorded at its fair value and not it’s ultimate settlement amount, increases in the liability’s carrying amount for accretion are recognized each period. The accretion expense is classified as an operating expense in the income statement. The Company also capitalizes the cost associated with its asset retirement obligations as part of the carrying amount of the associated long-lived assets. As part of the depreciable cost of the related long-lived assets, capitalized asset retirement costs are depreciated over their useful life.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Pension Plan

The Company provides pension benefits for eligible employees through a multi-employer defined benefit plan sponsored by the Co-operative Banks Employees’ Retirement Association (CBERA). The Company’s policy is to expense related pension costs based on assessments by CBERA. The Bank has also established a defined contribution plan for eligible employees. The Company matches employee contributions up to 5% of an employee’s qualified compensation.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the tax consequences attributable to the temporary differences between the financial statement carrying amount and the tax basis of the Bank’s assets and liabilities and certain tax carryforwards at enacted tax rates.

Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is recorded against deferred tax assets when management deems a portion of the asset to be more likely than not unrealizable. The Company’s valuation allowance is reviewed and adjustments are made to the valuation allowance based on management’s judgments relating to the realizability of the deferred tax asset. It is management's belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, the Company’s net deferred tax asset is supported by recoverable income taxes. Therefore, no valuation allowance was necessary at December 31, 2006 or 2005 for deferred tax assets. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Compensation Plan

The Company adopted SFAS No. 123R, “Share-Based Payment”, on January 1, 2006. SFAS 123R requires that the compensation cost associated with share-based payment transactions, such as stock options and restricted stock awards, be recognized in the financial statements over the requisite service (vesting) period. During the year ended December 31, 2006, the Company’s shareholders approved a stock based incentive plan, which is described in Note J.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity such items, along with net income, are components of comprehensive income. The Company uses the specific identification method to determine the cost of a security sold and the amount reclassified out of accumulated other comprehensive income into earnings.

The components of other comprehensive income and related tax effects are as follows for the years ended December 31:

	2006	2005	2004

Change in unrealized holding gains (losses) on available for sale securities	$633	$(3,371)	$(180)
Reclassification adjustment for losses (gains) realized in income	222	(3)	(122)
Net change in unrealized gains (losses)	855	(3,374)	(302)

Tax effect	341	1,321	129

Other comprehensive income (loss)	$514	$(2,053)	$(173)

Reclassifications

Amounts reported for prior periods are reclassified as necessary to be consistent with the current-period presentation.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Advertising and public relations expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. This standard is effective for the Company on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of retained earnings. Management is in the process of completing its evaluation of the impact that adoption of FIN 48 may have but does not expect the adoption will have a material effect on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This SAB addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. The adoption of this SAB had no effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” . SFAS 157 defines fair value, establishes a U.S. GAAP framework for measuring fair value, and expands financial statement disclosures about fair value measurements. SFAS No.157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on its financial statements.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Concluded

In June 2006, the EITF released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-05 is for fiscal years beginning after December 15, 2006. Management does not expect the implementation of the Interpretation will have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Adoption of SFAS 159 is not expected to have a material impact on the Company’s results of operations or financial position.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE C - INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available for sale and held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
Securities Available for Sale
December 31, 2006:
Government-sponsored enterprises	$78,248	$4	$(883)	$77,369
Mortgage-backed securities	111,481	107	(2,314)	109,274
Corporate bonds	3,415	14	(120)	3,309
Subtotal	193,144	125	(3,317)	189,952
Marketable equity securities	294	-	(9)	285
Total	$193,438	$125	$(3,326)	$190,237

December 31, 2005:
Government-sponsored enterprises	$99,957	$1	$(1,397)	$98,561
Mortgage-backed securities	117,259	102	(2,659)	114,702
Corporate bonds	13,011	54	(135)	12,930
Subtotal	230,227	157	(4,191)	226,193
Marketable equity securities	294	-	(22)	272
Total	$230,521	$157	$(4,213)	$226,465

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
Securities Held to Maturity
December 31, 2006:
IRB	$1,271	$-	$-	$1,271
Municipal bonds	1,970	4	(18)	1,956
Total	$3,241	$4	$(18)	$3,227

December 31, 2005:
IRB	$1,346	$-	$-	$1,346
Municipal bonds	1,979	-	(27)	1,952
Total	$3,325	$-	$(27)	$3,298

The Company’s portfolio of mortgage-backed securities, which represent interests in pools of residential mortgage loans, consists solely of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and the Government National Mortgage Association (Ginnie Mae), all of which are federal government owned or sponsored agencies.

As of December 31, 2006, the Bank has pledged securities with an amortized cost of $16,000 and a fair value of $15,807 to secure treasury, tax and loan deposits at the Federal Reserve Bank of Boston and to secure customers’ repurchase agreements. Additionally, there is a blanket lien on certain securities to collateralize borrowings from the Federal Home Loan Bank of Boston, as discussed further in Note G.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE C - INVESTMENT SECURITIES -Continued

Gross unrealized losses and fair values at December 31, 2006 and 2005 aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position follow:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Losses	Value	Losses	Securities	Value	Losses
2006:
Securities Available for Sale
Government-sponsored enterprises	$1,239	$(19)	$62,182	$(864)	28	$63,421	$(883)
Mortgage-backed securities	13,609	(117)	78,972	(2,197)	86	92,581	(2,314)
Corporate bonds	-	-	1,841	(120)	4	1,841	(120)
Marketable equity securities	-	-	285	(9)	2	285	(9)
Total	$14,848	$(136)	$143,280	$(3,190)	120	$158,128	$(3,326)

Securities Held to Maturity
Municipal bonds	$212	$(1)	$1,207	$(17)	7	$1,419	$(18)
Total	$212	$(1)	$1,207	$(17)	7	$1,419	$(18)

2005:
Securities Available for Sale
Government-sponsored enterprises	$69,298	$(765)	$28,519	$(632)	50	$97,817	$(1,397)
Mortgage-backed securities	53,636	(976)	54,052	(1,683)	88	107,688	(2,659)
Corporate bonds	2,078	(74)	3,803	(61)	13	5,881	(135)
Marketable equity securities	100	(1)	172	(21)	2	272	(22)
Total	$125,112	$(1,816)	$86,546	$(2,397)	153	$211,658	$(4,213)

Securities Held to Maturity
Municipal bonds	$1,365	$(12)	$587	$(15)	9	$1,952	$(27)
Total	$1,365	$(12)	$587	$(15)	9	$1,952	$(27)

Management has evaluated the securities in the preceding tables and concluded that none of these securities have experienced impairments that are other-than temporary. In its evaluation, management considered the types of securities, including if the securities were U.S. Government issued, and the credit rating on the securities. Management believes that the current unrealized loss position is related to the current interest rate environment. The Company has the ability to hold these securities until the earlier of maturity or a market price recovery and currently has no plans to dispose of any of these securities.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE C - INVESTMENT SECURITIES - Concluded

Realized gains and losses and the proceeds from sales of securities available for sale are as follows for the years ended December 31:

	2006	2005	2004

Proceeds from sales	$28,896	$2,597	$32,985
Gross gains	56	16	122
Gross losses	(278)	(13)	-

The scheduled maturities of debt securities held to maturity and available for sale at December 31, 2006, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$31,698	$31,575	$201	$198
Due from one year to five years	57,709	56,174	1,312	1,299
Due from five years to ten years	34,957	34,081	878	880
Due after ten years	68,780	68,122	850	850
	$193,144	$189,952	$3,241	$3,227

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Such securities have been classified within the category that represents the final maturity date.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE D - LOANS, NET

The components of loans are as follows at December 31:

	December 31,	December 31,
	2006	2005

One-to-four family residential real estate	$319,108	$285,236
Commercial real estate	175,564	150,099
Construction	54,759	28,872
Home equity loans	112,739	86,045
Commercial and industrial	69,762	59,591
Consumer	30,181	25,949
Total loans	762,113	635,792

Net deferred loan costs and fees	1,285	1,148
Allowance for loan losses	(7,218)	(6,382)
Loans, net	$756,180	$630,558

The Company’s lending activities are conducted principally in Western Massachusetts. The Bank grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties and commercial real estate properties. Most loans granted by the Company are collateralized by real estate. The ability and willingness of the single family residential, commercial and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas and the general economy.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE D - LOANS, NET - Continued

Nonaccrual loans amounted to approximately $1,288 and $1,717 at December 31, 2006 and 2005, respectively. Additional interest income of approximately $71, $158 and $110 would have been recorded during the years ended December 31, 2006, 2005 and 2004, respectively, if the loans had performed in accordance with their original terms.

At December 31, 2006 and 2005, the recorded investment in impaired loans was $1,288 and $700, respectively, all of which were accounted for on a non-accrual basis. An allowance for loan losses was established on $1,288 and $700 of the impaired loans at December 31, 2006 and 2005, respectively, which allowances amounted to $295 and $80 at the respective year-ends. The average balance of impaired loans was $2,076, $2,145 and $1,395 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income recognized on impaired loans during 2006, 2005 and 2004 was not significant.

Certain officers and directors of the Company and certain corporations and individuals related to such persons, incurred indebtedness, in the form of loans, as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time or comparable transactions with other customers and did not involve more than the normal risk of collectibility.

The following table summarizes the Company’s lending activity with its directors and executive officers all of which was conducted with terms consistent with those offered to unrelated parties:

	2006	2005
Beginning balance	$1,373	$1,359
New loans	10	335
Repayments	(409)	(321)
Ending balance	$974	$1,373

The Company does not presently originate loans for the purpose of reselling them in the secondary market but has sold residential mortgage loans from its portfolio. Loans serviced by the Company for others totaled $36,900 and $42,400 at December 31, 2006 and 2005, respectively. The balances of mortgage servicing rights related to such loans were insignificant at December 31, 2006 and 2005.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE D - LOANS, NET - Concluded

A summary of changes in the allowance for loan losses for the years ended December 31 follows:

	2006	2005	2004

Balance at beginning of period	$6,382	$5,750	$5,094
Provision for loan losses	969	917	983
Charge-offs	(186)	(455)	(558)
Recoveries	53	170	231
Balance at end of period	$7,218	$6,382	$5,750

NOTE E - BANKING PREMISES AND EQUIPMENT

The composition of banking premises and equipment is as follows at December 31:

			Estimated
	2006	2005	Useful Lives

Land and improvements	$2,146	$2,135
Buildings and improvements	7,475	7,309	25 - 40 Years
Leasehold improvements	1,976	1,708
Furniture and equipment	2,271	1,573	5 Years
	13,868	12,725
Less accumulated depreciation and amortization	(5,047)	(4,489)
	$8,821	$8,236

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE E - BANKING PREMISES AND EQUIPMENT- Concluded

The Company leases six of its branches, two ATM facilities and a financial services office. Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $363, $259 and $231, respectively. The leases, which are noncancelable, expire at various dates through 2031. Future minimum rental commitments under the terms of leases are as follows:

Years ending December 31,

2007	$498
2008	434
2009	405
2010	350
2011	239
Thereafter	3,224
Total minimum lease payments	$5,150

NOTE F - DEPOSITS

Deposit accounts by type are summarized as follows at December 31:

	2006	2005

Demand	$97,190	$93,301
NOW	37,523	39,922
Regular savings	65,475	87,253
Money market	164,463	154,177
Retirement	55,368	52,694
Certificates of deposit	265,667	226,264
	$685,686	$653,611

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE F - DEPOSITS- Concluded

Certificates of deposit with balances greater than or equal to $100 totaled $103,321 and $90,597 at December 31, 2006 and 2005, respectively. The FDIC generally insures deposit amounts up to $100, as defined in the applicable regulations. The maturity of those certificates as of December 31, 2006 is as follows:

At
December 31,
2006

Three months or less	$34,924
Over three months through six months	38,264
Over six months through one year	20,554
Over one year to three years	6,196
Over three years	3,383
Total	$103,321

The scheduled maturities of time deposits at December 31, 2006, are as follows:

2007	$282,025
2008	17,089
2009	10,899
2010	8,738
2011	763
Total time deposits	$319,514

Interest expense on deposits, classified by type, is as follows:

	2006	2005	2004

NOW	$103	$148	$90
Regular savings	638	647	698
Money market	5,125	3,098	1,710
Retirement	2,087	1,900	1,354
Certificates of deposit	10,742	6,507	5,143
Total	$18,695	$12,300	$8,995

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE G - BORROWINGS

Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”) and as such, it was required to invest in stock of the FHLBB, until April 2004, in an amount which was the greater of .3% of its total assets, 1% of its outstanding home loans or 5% of its outstanding advances from the FHLBB. In April 2004, the FHLBB amended its capital structure at which time the Bank’s FHLBB stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase Class B stock prior to expiration of the five year redemption notice. Under the amended capital structure, the Bank’s stock investment requirement is an amount equal to the sum of .35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

The FHLBB is authorized to make advances to its members subject to such regulations and limitations as its Board of Directors may prescribe. The Bank’s advances are secured by its FHLBB stock and a blanket lien on certain qualified collateral, primarily one-to four-family first mortgage loans and certain debt securities. The Bank’s unused borrowing capacity with the FHLBB, excluding its $12.4 million line of credit, was approximately $136,538 at December 31, 2006. At December 31, 2006, the Bank had no borrowing against the line of credit.

Advances outstanding at December 31, 2006, 2005 and 2004 consisted of the following:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Within 1 year	$65,000	5.16%	$13,799	3.40%	$16,000	2.35%
Over 1 year to 2 years	16,411	5.06%	10,000	4.37%	12,000	3.23%
Over 2 years to 3 years	13,000	5.13%	19,393	4.95%	-	%
Over 3 years to 4 years	16,111	3.20%	-	%	-	%
Over 4 years to 5 years	39,184	4.60%	20,318	3.19%	22,247	4.87%
Over 5 years	20,100	4.32%	38,370	4.02%	36,447	3.32%
	$169,806	4.73%	$101,880	3.98%	$86,694	3.53%
At December 31, 2006, advances in the amounts of $30,000 and $5,000 are callable at the option of the FHLBB during 2007 and 2009, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

Repurchase Agreements

Securities sold under agreements to repurchase are funds borrowed from customers on an overnight basis that are secured by U.S. Government agency obligations. The following table summarizes repurchase agreement activity for the years indicated:

	December 31,
	2006	2005	2004

Balance at year-end	$10,425	$8,434	$4,317
Average amount outstanding during year	5,546	5,572	4,064
Interest expense incurred during year	167	90	39
Maximum amount outstanding at any month-end	10,425	8,675	6,015
Average interest rate during the year	3.01%	1.62%	0.96%
Weighted average interest rate at year-end balances	3.38%	2.12%	1.19%

NOTE H - INCOME TAXES

Allocation of federal and state income taxes between current and deferred provisions is as follows:

	Years Ended December 31,
	2006	2005	2004

Current tax provision:
Federal	$3,618	$1,417	$2,970
State	1,079	254	859
	4,697	1,671	3,829

Deferred tax provision (benefit):
Federal	(1,289)	704	(1)
State	(390)	274	0
	(1,679)	978	(1)

	$3,018	$2,649	$3,828

The reasons for the differences between the statutory federal income tax rate and the effective rates are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.7%	5.0%	6.1%
Other, net	(1.7%)	(1.2%)	0.8%

Effective tax rates	38.0%	39.0%	40.9%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE H - INCOME TAXES - Continued

The components of the net deferred tax asset are as follows:

	December 31,
	2006	2005

Deferred tax asset:
Federal	$4,744	$4,769
State	1,548	1,583
	6,292	6,352

Deferred tax liability:
Federal	(2,558)	(3,839)
State	(883)	(1,268)
	(3,441)	(5,107)

Net deferred tax asset	$2,851	$1,245

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

	2006	2005

Cash basis of accounting	$29	$64
Net unrealized loss on securities available for sale	426	500
Depreciation	492	376
Deferred expense	(1,044)	(858)
Allowance for loan loss	2,955	2,598
Employee benefit plans	1,337	1,304
Market value adjustment - loans	(2,391)	(3,912)
Contribution carryover	1,048	1,510
Other	(1)	(337)
Net deferred tax asset	$2,851	$1,245

A summary of the change in the net deferred tax asset is as follows:

	2006	2005

Balance at beginning of year	$1,245	$1,551
Deferred tax provision (benefit)	1,679	(978)
Change in unrealized (loss) gain on securities available for sale	(73)	672
Balance at end of year	$2,851	$1,245

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE H - INCOME TAXES - Concluded

The charitable contribution carryforward may be carried forward until 2009 and is limited to 10% of taxable income each year. Based on an assessment of the likely ranges of taxable income during the carryforward period, management believes that it is more likely than not it will fully utilize tax deductions for this item.

The Bank’s base year reserve (as of December 31, 1995) will not be recaptured unless the reserve is used for purposes other than for loan losses, such as in a distribution in liquidation or otherwise. Accordingly, the Bank has not recorded a deferred tax liability of approximately $2,600 relating to approximately $6,200 of cumulative tax deductions generated prior to December 31, 1995.

NOTE I - EARNINGS PER SHARE

The calculation of earnings per common share and diluted earnings per common share for the year ended December 31, 2006 is presented below. Earnings per share are not applicable for years ended December 31, 2005 and 2004 since the Company completed its initial public offering on July 12, 2005.

Year Ended
December 31,
2006

Net income	$4,924

Weighted average common shares applicable to basic EPS	16,467,874
Effect of dilutive potential common shares (1, 2)	9,059

Weighted average common shares applicable to diluted EPS	16,476,933

Earnings per share:
Basic	$0.30
Diluted	$0.30

(1)	Options to purchase 756,500 shares were outstanding but not included in the computation of diluted earnings per share because they were antidulutive.
(2)	Includes incremental shares related to stock options and restricted stock.

NOTE J - STOCK-BASED INCENTIVE PLAN

The Company’s 2006 Stock-Based Incentive Plan (the “Incentive Plan”) was approved by shareholders at the Company’s Annual Meeting held on July 20, 2006. The Incentive Plan will remain in effect for a period of ten years and provides for the issuance of up to 1,180,330 shares of Company common stock pursuant to grants of incentive and non-statutory stock options,

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE J - STOCK-BASED INCENTIVE PLAN - Continued

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

Under the Incentive Plan, stock options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant and have a contractual life of ten years. Stock options vest based on continued service with the Company over the five year period following the grant date. Certain employees and directors are eligible for accelerated vesting based upon early retirement provisions in the plan. The compensation cost related to stock options is based upon the fair value for each option as of the date of the grant determined using the Black-Scholes option pricing model. The Black-Scholes model requires the Company to provide estimates of the expected term, volatility of the underlying stock, the stock’s dividend yield and the discount rate. The Company intends to use treasury shares to satisfy stock option exercises.

The compensation cost related to restricted stock awards is based upon the Company’s stock price at the grant date. Restricted stock awards vest based upon continuous service with the Company over the five year period following the grant date. Certain employees and directors are eligible for accelerated vesting based upon early retirement provisions in the plan. During the vesting period, participants are entitled to dividends for all awards. Dividends on unvested stock awards are also recognized as compensation cost.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE J - STOCK-BASED INCENTIVE PLAN - Continued

A combined summary of activity in the Company’s Incentive Plan activity for the period ended December 31, 2006 is presented in the following table:

		Stock Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant	Number of	Exercise
	for Grant	Shares	Price	Shares	Price
Balance at December 31, 2005	-	-	-	-	-
New Incentive Plan	1,180,330	-	-	-	-
Granted	(1,047,000)	290,500	12.86	756,500	12.88
Stock options exercised	-	-	-	-	-
Shares vested	-	-	-	-	-
Forfeited	-	-	-	-	-
Cancelled	-	-	-	-	-

Balance at December 31, 2006	133,330	290,500	$12.86	756,500	$12.88

In 2006, the Company granted 756,500 stock options and 290,500 restricted shares to certain directors and employees. The stock options had a weighted average value of $3.63 per share, with a total grant date fair value of $2,742. The restricted shares had a weighted average value of $12.86 per share, with a total grant date fair value of $3,735.

The Company’s total compensation cost for shared-based payment arrangements was $729, including $15 of dividends on unvested stock. The Company also recorded a tax benefit of $219 in 2006 related to the recognition of the shared-based compensation expense. As of December 31, 2006, compensation costs related to nonvested awards totaling $5,763 million has not been recognized. These costs will be recognized over an estimated weighted average period of 4.2 years.

The following table presents the assumptions used to compute the fair value of options using the Black-Scholes option pricing model for stock options granted during 2006.

Expected term	6.50 years
Volatility	25.00%
Expected dividend yield	2.00%
Weighted average risk-free interest rate	4.81%

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE J - STOCK-BASED INCENTIVE PLAN - Concluded

A summary of stock options outstanding and exercisable at December 31, 2006 is as follows:

	Stock Options
	Outstanding	Exercisable

Total number of shares	756,500	-
Weighted average exercise price	$12.88	-
Aggregate intrinsic value	$699	-
Weighted average remaining contractual term	9.6 years	-

NOTE K - EMPLOYEE BENEFIT PLANS

Retirement Plans

The Bank provides pension benefits for all of its eligible employees through membership in a multi-employer defined benefit plan of the CBERA. The Bank’s contribution to the plan was $397, $394 and $397 for the years ended December 31, 2006, 2005 and 2004, respectively. Under the plan, retirement benefits are based on years of service and the highest average compensation. In addition, employees make voluntary contributions to a defined contribution plan. These contributions are matched by the Bank up to a maximum of 5% of the employee’s qualified salary and provide retirement benefits to the employee in addition to those available under the Bank’s participation in the multi-employer defined benefit plan. The contributions matched by the Bank were $307, $292 and $279 for the years ended December 31, 2006, 2005 and 2004, respectively.

In November 2006, the Company’s Board of Directors approved a plan to freeze benefits under this plan effective in April 2007.

Supplemental Executive Retirement Plan

The Bank has entered into Supplemental Executive Retirement Plan (“SERP”) contracts with certain of its current and former officers. The estimated amount to be paid under each contract is accrued over the executive’s active employment from the time the contract is signed to the date of full eligibility. The liability associated with these SERP contracts was $1,626 and $1,471 at December 31, 2006 and 2005, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The expense for SERP contracts, excluding interest, was $162, $156 and $64 for the years ended December 31, 2006, 2005 and 2004, respectively.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE K - EMPLOYEE BENEFIT PLANS- Continued

Incentive Plan

The Company maintains an incentive plan in which employees are eligible to participate. The incentive plan provides for awards based on the achievement of both individual and Company performance goals, subject to approval by the Board of Directors. Related expense amounted to $547, $832 and $544 for the years ended December 31, 2006, 2005 and 2004 respectively.

Directors Fee Continuation Plan

The Company sponsors a Directors Fee Continuation Plan under which a Director will annually receive $15 ($24 for former chairpersons) for ten years beginning upon attaining the normal retirement date. The benefit is reduced for directors serving fewer than 15 years. In the event of the participant’s death prior to receiving the full benefits of the plan, any unpaid benefits will be paid to the beneficiary. The Company recognizes expense under this plan on a ratable basis such that the present value of the liability is fully accrued at each director’s normal retirement date. At December 31, 2006 and 2005, the Company’s recorded liability for this plan amounted to $868 and $834, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets. The expense associated with this plan was $59, $207, and $56 for the years ended December 31, 2006, 2005 and 2004, respectively.

Employee Stock Ownership Plan

In connection with the Company’s 2005 stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. The Company issued 641,301 shares of common stock to the ESOP in exchange for a twenty-year note. The loan amount was approximately $6,413 and was recorded as "Unearned Compensation" within stockholders' equity. The loan bears interest equal to the prime rate in effect at January 1st of each year and provides for annual payments of principal and interest. In November 2006, the Board of Directors voted to accelerate its Employee Stock Ownership Plan benefit from a twenty (20) year payout to a fifteen (15) year payout beginning in 2007.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE K - EMPLOYEE BENEFIT PLANS- Concluded

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares held by First Bankers Trust Company (“Trustee”) in a suspense account for allocation among the participants as the loan is paid. In connection with the release of shares from the suspense account, the Company reports compensation expense equal to the average market price of the shares. Total compensation expense applicable to the ESOP amounted to $406 and $376 for the years ended December 31, 2006 and 2005, respectively.

Shares held by the ESOP include the following:

	December 31,
	2006	2005
Allocated	32,065	-
Committed to be released	32,065	32,065
Unallocated	577,171	609,236
	641,301	641,301

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are used to fund the scheduled annual debt payment. The fair value of unallocated shares at December 31, 2006 and December 31, 2005 was $7,965 and $7,024, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and standby letters of credit. The Company does not record a liability for the fair value of the obligation undertaken in issuing standby letters of credit unless it becomes probable that the Company would have to perform under the guarantee. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

Financial instruments with off-balance sheet risk at December 31, 2006 and 2005, are as follows:

	2006	2005

Unused lines of credit	$135,374	$114,016
Amounts due mortgagors	34,742	16,833
Standby letters of credit	879	1,383
Commitments to originate loans	42,551	15,831

Included in commitments to originate loans at December 31, 2006 and 2005 are fixed rate commitments in the amount of $15,316 and $9,465 at interest ranges of 5.25% to 9.00% and 5.38% to 7.25%, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2006 and 2005 exceeds 100%.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE L - COMMITMENTS AND CONTINGENCIES - Concluded

Employment and change in control agreements

The Company has entered into a three-year employment agreement with its President and Chief Executive Officer expiring in 2010. This agreement generally provides for a base salary and the continuation of certain benefits currently received. Annually the Bank may extend the agreement for an additional year. Under certain specified circumstances, the employment agreement requires certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

The Company also entered into three-year change in control agreements with certain executive officers, none of whom are covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Litigation

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. At December 31, 2006, the Company was not involved in any material legal proceedings.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to provide supplemental financial statement disclosures of the estimated fair value of its financial instruments. Financial instruments including cash and cash equivalents, investment and mortgage-backed securities, loan, deposits, borrowings and certain off-balance sheet items such as loan commitments. Other assets significant to the Company, including bank premises and equipment, deferred tax assets, as well as core deposit and other intangible assets are not considered financial instruments and are excluded from the fair value disclosures. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been Considered in the estimates.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
((Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

Off-Balance Sheet Instruments

Fair value of off-balance-sheet mortgage lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. In the case of the commitments discussed in Note K, the fair value equals the carrying amounts which are not significant.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Concluded

The fair value of the Company’s financial instruments is as follows at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$25,419	$25,419	$15,843	$15,843
Securities available for sale	190,237	190,237	226,465	226,465
Securities held to maturity	3,241	3,227	3,325	3,298
Stock in Federal Home Loan Bank of Boston	9,274	9,274	6,588	6,588
Net loans	756,180	733,196	630,558	630,288
Accrued interest receivable	4,320	4,320	3,928	3,928

Financial Liabilities:
Deposits (with no stated maturity)	366,172	366,172	375,967	375,967
Time deposits	319,514	318,916	277,644	279,309
Federal Home Loan Bank of Boston advances	169,806	167,051	101,880	98,946
Accrued interest payable	695	695	400	400
Repurchase agreements	10,425	10,425	8,434	8,434

NOTE N - STOCKHOLDERS’ EQUITY

Regulatory Capital

The Bank is subject to various minimum regulatory capital standards promulgated by The Office of Thrift Supervision (“OTS”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. United Financial Bancorp, Inc is not subject to capital guidelines.

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE N - STOCKHOLDERS’ EQUITY - Concluded

As of December 31, 2006, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum ratios as set forth in the accompanying table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy are presented below:

								To Be Well Capitalized
				For Capital				Under Regulatory
	Actual			Adequacy Purposes				Framework
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2006:

Total Capital
(to Risk Weighted Assets)	$111,045	15.9%	>	$56,000	>	8.0%	>	$70,000	>	10.0%

Tier I (Core) Capital
(to Risk Weighted Assets)	103,827	14.8%	>	28,000	>	4.0%	>	42,000	>	6.0%

Tier I Leverage Capital
(to Average Total Assets)	103,827	10.8%	>	38,380	>	4.0%	>	47,975	>	5.0%

As of December 31, 2005:

Total Capital
(to Risk Weighted Assets)	$108,500	18.3%	>	$47,475	>	8.0%	>	$59,343	>	10.0%

Tier I (Core) Capital
(to Risk Weighted Assets)	102,117	17.2%	>	23,737	>	4.0%	>	35,606	>	6.0%

Tier I Leverage Capital
(to Average Total Assets)	102,117	11.7%	>	34,873	>	4.0%	>	43,591	>	5.0%

Common Stock Repurchase Program

In November 2006, the Board of Directors approved a plan to repurchase up to 5%, or approximately 858,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. Stock repurchases under the program are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2006, the Company repurchased 1,945 shares at a cost of approximately $27 under this plan.

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE O - CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC.

The following are the condensed financial statements for United Financial Bancorp, Inc. (parent company only).

BALANCE SHEETS
	December 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$336	$14
Interest-bearing deposits	7,344	-
Total cash and cash equivalents	7,680	14

Investment in Bank	102,278	99,816
Securities available for sale, at fair value	21,441	31,186
ESOP loan receivable	5,891	6,049
Other assets	827	113
TOTAL ASSETS	$138,117	$137,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$406	$173
Stockholders’ equity	137,711	137,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,117	$137,178

STATEMENTS OF INCOME
	Years Ended December 31,
	2006	2005	2004
Income:
Investment interest	$1,258	$617	$-
ESOP loan interest	439	189	-
Loss on sale of securities	(9)	-	-
Total income	1,688	806	-

Expense:
Charitable contribution to Foundation	-	3,591	-
Professional services	958	266	-
Other expenses	31	63	64
Total expense	989	3,920	64

Income (loss) before income taxes and equity in undistributed
earnings in the Bank	699	(3,114)	(64)
Income tax expense (benefit)	235	(894)	(26)
Income (loss) before equity in undistributed earnings of the Bank	464	(2,220)	(38)
Equity in undistributed earnings of the Bank	4,460	6,589	5,566
NET INCOME	$4,924	$4,369	$5,528

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE P - CONDENSED FINANCIAL STATEMENTS OF UNITED FINANCIAL BANCORP, INC. - Concluded

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,924	$4,369	$5,528
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the bank	(4,460)	(6,589)	(5,566)
Net amortization of discounts and premiums	(83)	(46)	-
Net loss on sale of available for sale securities	9	-	-
Increase in deferred income taxes	3	255	-
Charitable contribution to Foundation	-	3,649	-
Decrease (increase) in accrued interest receivable	57	(322)	-
(Increase) in other assets	(717)	(182)	(26)
Intercompany payables and other liabilities	233	107	19
Net cash (used in) provided by operating activities	(34)	1,241	(45)

Cash flows from investing activities:
Purchases of securities available for sale	(2,094)	(32,963)	-
Proceeds from sales of securities available for sale	4,990	-	-
Proceeds from maturities and principal repayments of securities available for sale	6,934	1,676	-
Loan to fund ESOP	-	(6,413)	-
Principal payments on ESOP loan	158	364	-
Net cash provided by (used in) investing activities	9,988	(37,336)	-

Cash flows from financing activities:
Initial funding by Bank	-	-	150
Investment in United Bank	3,579	(38,818)	-
Treasury stock purchases	(4,405)	-	-
Cash dividends paid	(1,462)	-	-
Net proceeds from stock issuance	-	74,822	150
Net cash (used in) provided by financing activities	(2,288)	36,004	-

Increase (decrease) in cash and cash equivalents	7,666	(91)	105

Cash and cash equivalents at beginning of year	14	105	-

Cash and cash equivalents at end of year	$7,680	$14	$105

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements - Continued
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2006 and 2005.

	Three Months Ended
	March 31	June 30	September 30	December 31

2006:
Interest income	$12,147	$12,625	$13,494	$13,936
Interest expense	5,239	5,860	6,550	6,998
Net interest income	6,908	6,765	6,944	6,938
Provision for loan losses	162	300	165	342
Non-interest income	1,258	1,441	1,294	1,399
Non-interest expense	5,776	5,836	5,579	6,845
Income before income taxes	2,228	2,070	2,494	1,150
Income tax expense	873	780	981	384
Net income	$1,355	$1,290	$1,513	$766

Basic earnings per share	$0.08	$0.08	$0.09	$0.05
Diluted earnings per share	$0.08	$0.08	$0.09	$0.05

2005:
Interest income	$9,716	$10,327	$11,456	$11,734
Interest expense	3,369	3,819	4,249	4,769
Net interest income	6,347	6,508	7,207	6,965
Provision for loan losses	275	275	275	92
Non-interest income	1,135	1,255	1,324	1,306
Non-interest expense	4,937	4,826	8,623	5,726
Income (loss) before income taxes	2,270	2,662	(367)	2,453
Income tax expense (benefit)	904	1,063	(195)	877
Net income (loss)	$1,366	$1,599	$(172)	$1,576

Basic earnings per share	NA	NA	NA	$0.10
Diluted earnings per share	NA	NA	NA	$0.10

During the quarter ended December 31, 2006, non-interest expense increased $1.3 million in comparison to the prior quarter mainly due to costs related to compliance with Sarbanes-Oxley Section 404 and a full quarter impact of awards granted in August in connection with the Company’s 2006 Incentive Plan. The fourth quarter 2006 results were also impacted by a reduction in the Company’s effective tax rate to 33% from 39% in the prior quarter. The lower tax rate was largely due to the reversal of tax reserves which management concluded were no longer needed based on an assessment of known requirements.

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

(b)	Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing in item (c) below.

(c)	Attestation report

Report of Independent Registered Public Accounting Firm

Board of Directors
United Financial Bancorp, Inc.

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that United Financial Bancorp, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

Boston, Massachusetts
March 13, 2007

(d)	Changes to internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The information required by this item is incorporated by reference to “Proposal 1 - Election of Directors” of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Compensation Committee” section of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to “Item 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2006 and 2005

(C)	Consolidated Statements of Earnings - Years ended December 31, 2006, 2005 and 2004

(D)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - at December 31, 2006, 2005 and 2004

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(b)	Not applicable

(c)	Not applicable

(a)(3)	Exhibits

3.1	Charter of United Financial Bancorp, Inc. (1)
3.2	Resolution and Consent of Sole Stockholder Amending the Charter of United Financial Bancorp, Inc. (1)
3.3	Bylaws of United Financial Bancorp, Inc. (2)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Executive Supplemental Compensation Agreement by and between United Bank and Richard B. Collins (1)
10.3	Executive Supplemental Compensation Agreement by and between United Bank and Keith E. Harvey (1)
10.4	Executive Supplemental Compensation Agreement by and between United Bank and John J. Patterson (1)
10.5	United Bank 2004 and 2005 Incentive Plans (1)
10.6	Deferred Income Agreement by and between United Bank and Donald G. Helliwell (1)
10.7	Deferred Income Agreement by and between United Bank and Robert W. Bozenhard, Jr. (1)
10.8	Deferred Income Agreement by and between United Bank and George W. Jones (1)
10.9	Directors Fee Continuation Plan (1)
10.10	Form of Employment Agreement by and between United Bank and Richard B. Collins (1)
10.11	Form of Change in Control Agreement by and between United Bank and certain executive officers (1)
10.12	United Bank 2006 Stock-Based Incentive Plan (3)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
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

UNITED FINANCIAL BANCORP, INC.

Date: March 15, 2007	By:	/s/ Richard B. Collins
Richard B. Collins
Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Collins	Chief Executive Officer,	March 15, 2007
Richard B. Collins	President and Director (Principal Executive Officer)

/s/ Mark A. Roberts	Executive Vice President and	March 15, 2007
Mark A. Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert W. Bozenhard, Jr.	Chairman of the Board	March 15, 2007
Robert W. Bozenhard, Jr.

/s/ Michael F. Crowley	Director	March 15, 2007
Michael F. Crowley

/s/ Carol Moore Cutting	Director	March 15, 2007
Carol Moore Cutting

/s/ Carol A. Leary	Director	March 15, 2007
Carol A. Leary

/s/ G. Todd Marchant	Director	March 15, 2007
G. Todd Marchant

/s/ Kevin E. Ross	Director	March 15, 2007
Kevin E. Ross

/s/ Robert A. Stewart, Jr.	Director	March 15, 2007
Robert A. Stewart, Jr.

/s/ Thomas H. Themistos	Director	March 15, 2007
Thomas H. Themistos

/s/ Michael F. Werenski	Director	March 15, 2007
Michael F. Werenski