Form 10-Q
period 2007-03-31
United Financial Bancorp Inc
filed 2007-05-10
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 OR

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

Common stock, $0.01 par value
17,071,853 shares outstanding as of May 3, 2007

United Financial Bancorp, Inc.

Index

Exhibit 3.3	Bylaws of United Financial Bancorp, Inc.	20

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	32

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and due from banks	$17,900	$15,459
Interest-bearing deposits	24,144	9,960
Total cash and cash equivalents	42,044	25,419

Securities available for sale, at fair value	171,474	190,237
Securities to be held to maturity, at amortized cost (fair value $3,901 at
March 31, 2007 and $3,227 at December 31, 2006)	3,913	3,241
Loans, net of allowance for loan losses of $7,426 at March 31, 2007 and
$7,218 at December 31, 2006	779,905	756,180
Other real estate owned	-	562
Accrued interest receivable	4,430	4,320
Stock in the Federal Home Loan Bank of Boston	9,885	9,274
Banking premises and equipment, net	10,673	8,821
Bank-owned life insurance	6,473	6,304
Other assets	4,901	5,075

TOTAL ASSETS	$1,033,698	$1,009,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$614,426	$588,496
Non-interest-bearing	102,513	97,190
Total deposits	716,939	685,686
Federal Home Loan Bank of Boston advances	162,171	169,806
Repurchase agreements	8,825	10,425
Escrow funds held for borrowers	1,537	1,121
Accrued expenses and other liabilities	5,741	4,684
Total liabilities	895,213	871,722

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 60,000,000 shares;
17,205,995 shares issued at March 31, 2007 and at December 31, 2006	172	172
Paid-in capital	76,197	75,520
Retained earnings	70,798	70,406
Unearned compensation	(5,661)	(5,772)
Treasury stock, at cost (109,861 shares at March 31, 2007 and 51,445 shares
at December 31, 2006)	(1,513)	(664)
Accumulated other comprehensive loss, net of taxes	(1,508)	(1,951)
Total stockholders’ equity	138,485	137,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,033,698	$1,009,433

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income:
Loans	$11,955	$9,600
Investments	1,982	2,305
Other interest-earning assets	375	242
Total interest and dividend income	14,312	12,147

Interest expense:
Deposits	5,181	4,042
Short-term borrowings	1,098	576
Long-term debt	1,077	621
Total interest expense	7,356	5,239

Net interest income before provision for loan losses	6,956	6,908

Provision for loan losses	284	162

Net interest income after provision for loan losses	6,672	6,746

Non-interest income:
Fee income on depositors’ accounts	1,038	946
Gain on sale of securities	14	-
Wealth management income	121	57
Income from bank-owned life insurance	35	81
Other income	190	174
Total non-interest income	1,398	1,258

Non-interest expense:
Salaries and benefits	3,838	3,028
Occupancy expenses	491	403
Marketing expenses	322	415
Data processing expenses	642	632
Professional fees	389	256
Other expenses	965	1,042
Total non-interest expense	6,647	5,776

Income before income taxes	1,423	2,228

Income tax expense	589	873

Net income	$834	$1,355

Earnings per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted average shares outstanding:
Basic	16,273,732	16,600,767
Diluted	16,333,235	16,600,767

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Loss	Total

Balances at December 31, 2005	17,205,995	$172	$78,446	$66,944	$(6,092)	$-	$(2,465)	$137,005

Net income	-	-	-	1,355	-	-	-	1,355
Net unrealized loss on securities available for sale	-	-	-	-	-	-	(791)	(791)
Total comprehensive income								564

Cash dividends declared ($0.05 per share)	-	-	-	(371)	-	-	-	(371)
ESOP shares committed to be released	-	-	14	-	80	-	-	94

Balances at March 31, 2006	17,205,995	$172	$78,460	$67,928	$(6,012)	$-	$(3,256)	$137,292

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	834	-	-	-	834
Net unrealized gain on securities available for sale	-	-	-	-	-	-	443	443
Total comprehensive income								1,277

Cash dividends declared ($0.06 per share)	-	-	-	(442)	-	-	-	(442)
Treasury stock purchases	(58,416)	-	-	-	-	(849)	-	(849)
Stock-based compensation	-	-	628	-	-	-	-	628
ESOP shares committed to be released	-	-	49	-	111	-	-	160

Balances at March 31, 2007	17,096,134	$172	$76,197	$70,798	$(5,661)	$(1,513)	$(1,508)	$138,485

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,
	2007	2006

Change in unrealized holding gains (losses) on available for sale securities	$749	$(1,289)
Reclassification adjustment for gains realized in income	(14)	-
Net change in unrealized gains (losses)	735	(1,289)

Tax effect	292	(498)

Other comprehensive income (loss)	$443	$(791)

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$834	$1,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	284	162
ESOP expense	160	94
Stock-based compensation	628	-
Amortization of premiums and discounts	(9)	100
Depreciation and amortization	230	193
Amortization of intangible assets	8	-
Provision for other real estate owned	-	34
Net gain on sale of other real estate owned	(14)	-
Net gain on sale of securities	(14)	-
Increase in bank-owned life insurance	(169)	(81)
Increase in accrued interest receivable	(110)	(274)
Increase in other assets	(124)	(787)
Decrease in accrued expenses and other liabilities	(878)	(348)
Net cash provided by operating activities	826	448

Cash flows from investing activities:
Purchases of securities available for sale	(5,129)	(6,872)
Proceeds from sales of securities available for sale	2,684	-
Proceeds from maturities, calls and principal repayments of securities available for sale	21,967	12,172
Purchases of securities held to maturity	(675)	-
Purchases of Federal Home Loan Bank of Boston stock	(611)	(96)
Proceeds from sales of other real estate owned	576	-
Net loan originations and principal repayments	(24,009)	(9,044)
Purchases of property and equipment	(147)	(97)
Cash paid to acquire Levine Financial Group	-	(100)
Net cash used in investing activities	(5,344)	(4,037)

Cash flows from financing activities:
Net increase in deposits	31,253	32,170
Proceeds of Federal Home Loan Bank of Boston advances	50,000	29,612
Repayments of Federal Home Loan Bank of Boston advances	(57,635)	(18,949)
Net decrease in repurchase agreements	(1,600)	(2,046)
Net increase in escrow funds held for borrowers	416	130
Treasury stock purchases	(849)	-
Cash dividends paid	(442)	(371)
Net cash provided by financing activities	21,143	40,546
Increase in cash and cash equivalents	16,625	36,957
Cash and cash equivalents at beginning of period	25,419	15,843
Cash and cash equivalents at end of period	$42,044	$52,800

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits and other borrowings	$7,351	$5,240
Income taxes – net	877	312

Non-cash item:
Capitalized lease asset and obligation	$1,932	$-

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
Dollars in Thousands (except per share amounts)

NOTE A – BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The cumulative effect, if any, of applying FIN 48 is recorded as an adjustment to the beginning balance of retained earnings. FIN 48 also requires disclosure of the entity’s policy on classification of interest and penalties. The Company adopted FIN 48 on January 1, 2007. The adoption of this standard had no effect on the Company’s results of operations or financial condition. The Company’s policy is to report interest and penalties as part of other non-interest expenses in the Consolidated Statement of Operations.

In June 2006, the EITF released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The Company adopted EITF 06-05 on January 1, 2007.The Company’s implementation of this Interpretation had no effect on its results of operations or financial condition.

Index

NOTE C – CRITICAL ACCOUNTING POLICIES

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

NOTE D – EARNINGS PER SHARE

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and are adjusted to exclude the weighted average number of unallocated shares held by the ESOP and unvested restricted stock awards.  Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if potential common shares were converted into common stock using the treasury stock method.

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended March 31,
	2007	2006

Net income	$834	$1,355

Weighted average common shares applicable to basic EPS	16,273,732	16,600,767
Effect of dilutive potential common shares (1, 2)	59,503	-

Weighted average common shares applicable to diluted EPS	16,333,235	16,600,767

Earnings per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

(1) For the three months ended March 31, 2007 options to purchase 748,000 shares were outstanding but not included in the computation of earnings per share because they were antidulutive.
(2) Includes incremental shares related to stock options and restricted stock.

Index

NOTE E – LOANS

The components of loans were as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

One-to-four family residential real estate	$325,948	$319,108
Commercial real estate	197,514	175,564
Construction	48,748	54,759
Home equity loans	116,350	112,739
Commercial and industrial	67,723	69,762
Consumer	29,681	30,181
Total loans	785,964	762,113

Net deferred loan costs and fees	1,367	1,285
Allowance for loan losses	(7,426)	(7,218)
Loans, net	$779,905	$756,180

NOTE F – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At March 31,	At December 31,
	2007	2006

Non-accrual loans:
Residential mortgages (1)	$401	$20
Commercial mortgages	641	1,144
Construction	-	-
Commercial and industrial	260	123
Automobile	-	-
Other consumer	-	1
Total non-accrual loans	1,302	1,288

Accruing loans 90 days or more past due	-	-

Total non-performing loans	1,302	1,288

Other real estate owned	-	562
Total non-performing assets	$1,302	$1,850

Ratios:
Total non-performing loans to total loans	0.17%	0.17%
Total non-performing assets to total assets	0.13%	0.18%
Allowance for loan losses to non-performing loans	570.35%	560.40%

(1) Includes one- to four-family loans and home equity loans and lines of credit

Index

NOTE G – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,
	2007	2006

Balance at beginning of period	$7,218	$6,382
Provision for loan losses	284	162
Charge-offs	(76)	(2)
Recoveries	-	38
Balance at end of period	$7,426	$6,580

Ratios:
Net charge-offs (recoveries) to average loans
outstanding	0.04%	(0.02%)
Allowance for loan losses to non-performing
loans at end of period	570.35%	390.27%
Allowance for loan losses to total
loans at end of period	0.94%	1.02%

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006

Unused lines of credit	$140,994	$135,374
Amounts due mortgagors	36,671	34,742
Standby letters of credit	986	879
Commitments to originate loans	30,354	42,551

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Demand	$102,513	$97,190
NOW	38,227	37,523
Regular savings	68,006	65,475
Money market	177,173	165,984
Certificates of deposit	331,020	319,514
	$716,939	$685,686

Index

NOTE J – CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

NOTE K – SUBSEQUENT EVENT – EMPLOYEE BENEFIT PLAN CHANGES

The Company completed a comprehensive review of its employee benefit programs in 2006.  As a result, effective April 30, 2007, the Company no longer participates in a multiple employer defined benefit plan sponsored by the Co-operative Banks Employee Retirement Association.   All benefits earned by eligible plan participants have been frozen at such date and, accordingly, no additional expense is expected to be recognized thereafter.  The final determination of the Company’s share of the plan’s obligations and assets will be completed during the second quarter. It is expected that no withdrawal liability will exist in connection with this transaction. The Company intends to allocate any excess plan assets to its participants to the fullest extent as provided by the plan.

The Company has also elected to enhance its existing Employee Stock Ownership Plan (“ESOP”).  Beginning in 2007, the Company is allocating ESOP shares to plan participants over a 13 year period rather than the 18 years remaining under the original loan agreement.  As a result of this change, the number of shares to be released each year will increase from 32,065 to 44,398. The higher allocation of shares in each of the 13 years will result in higher compensation expense for such years than would have been the case if the allocations were made over the original 18-year period.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased $24.3 million, or 2.4%, to $1.0 billion at March 31, 2007, due in large part to strong growth in net loans and an increase in cash and cash equivalents. Net loans increased $23.7 million, or 3.1%, to $779.9 million at March 31, 2007 from $756.2 million at December 31, 2006.  Loan growth was solid reflecting a sound local economy, a resilient real estate market, continued demand in our primary market areas for our products and successful business development efforts.  The increase in loans was also attributable to the Company’s practice of originating residential loans for investment. Cash and cash equivalents increased $16.6 million to $42.0 million at March 31, 2007 reflecting an intentional buildup of funds to support future growth in loans and to pay down short-term Federal Home Loan Bank advances.

Index

These increases were offset to some extent by a decrease in securities available for sale of $18.8 million, or 9.9%, to $171.5 million at March 31, 2007 from $190.2 million at December 31, 2006 due to sales, calls and maturities of certain debt instruments and repayments of mortgage-backed securities, partially offset by purchases of mortgage-backed securities.  The cash flows from investment securities were used to support loan growth.

The growth in assets was funded by an increase in total deposits of $31.2 million, or 4.6%, to $716.9 million at March 31, 2007 from $685.7 million at December 31, 2006. Deposit growth was solid in all categories, with increases of 4.5% in transaction accounts, 3.8% in savings balances, 6.7% in money market accounts and 3.6% in certificates of deposit.  The first quarter results were affected by the December 2006 opening of our second branch in Westfield, Massachusetts, the introduction of new products and services, competitive pricing and targeted promotional activities.  Core deposits increased $19.7 million, or 5.4%, to $385.9 million, or 53.8% of deposits at March 31, 2007. Federal Home Loan Bank advances decreased $7.6 million, or 4.5%, to $162.2 million at March 31, 2007 from $169.8 million at December 31, 2006 due to repayment of higher cost short term advances.  Repurchase agreements decreased $1.6 million to $8.8 million at March 31, 2007 from $10.4 million at December 31, 2006, reflecting routine fluctuations in these overnight accounts.

Total stockholders’ equity increased $774,000, or 0.6%, to $138.5 million at March 31, 2007 from $137.7 million at December 31, 2006 as a result of net income of $834,000 for the first quarter of 2007, stock-based compensation totaling $628,000 and a decrease of $443,000 in the net unrealized loss on securities available for sale. These items were partially offset by share repurchases totaling $849,000 and payment of cash dividends of $442,000.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Overview

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of deposit account fees, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income.   Non-interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, postage, printing, office supplies, and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income

The Company’s net income was $834,000, or $0.05 per diluted share, for the first quarter of 2007 compared to net income of $1.4 million, or $0.08 per diluted share, for the same period in 2006.  The Company’s lower net income and earnings per share were due in large part to net interest margin contraction, a higher provision for loan losses, and increased non-interest expenses.  The 2007 results were favorably affected by growth in average earning assets and expansion in non-interest income.

Index

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

	Three Months Ended March 31,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$336,891	$4,744	5.63%	$296,061	$4,081	5.51%
Commercial real estate	225,188	3,704	6.58%	169,578	2,780	6.56%
Home equity loans	115,715	1,873	6.47%	89,316	1,395	6.25%
Commercial and industrial	68,716	1,257	7.32%	59,166	1,020	6.90%
Consumer and other	29,791	377	5.06%	26,711	324	4.85%
Total loans	776,301	11,955	6.16%	640,832	9,600	5.99%
Investment securities	180,491	1,982	4.39%	227,373	2,305	4.06%
Other interest-earning assets	28,320	375	5.30%	22,014	242	4.40%
Total interest-earning assets	985,112	14,312	5.81%	890,219	12,147	5.46%
Noninterest-earning assets	31,257			30,936
Total assets	$1,016,369			$921,155

Interest-bearing liabilities:
Savings accounts	$64,922	139	0.86%	$84,855	174	0.82%
Money market accounts	174,194	1,356	3.11%	161,522	1,184	2.93%
NOW accounts	34,130	44	0.52%	35,459	22	0.25%
Certificates of deposit	323,984	3,642	4.50%	287,018	2,662	3.71%
Total interest-bearing deposits	597,230	5,181	3.47%	568,854	4,042	2.84%
FHLB advances	170,727	2,023	4.74%	112,641	1,118	3.97%
Other interest-bearing liabilities	12,635	152	4.81%	8,875	79	3.56%
Total interest-bearing liabilities	780,592	7,356	3.77%	690,370	5,239	3.04%
Demand deposits	94,302			89,677
Other noninterest-bearing liabilities	3,179			3,340
Total liabilities	878,073			783,387
Stockholders' equity	138,296			137,768
Total liabilities and stockholders' equity	$1,016,369			$921,155

Net interest income		$6,956			$6,908
Interest rate spread(1)			2.04%			2.42%
Net interest-earning assets(2)	$204,520			$199,849
Net interest margin(3)			2.82%			3.10%
Average interest-earning assets to
average interest-bearing liabilities			126.20%			128.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$573	$90	$663
Commercial real estate	915	9	924
Home equity loans	425	53	478
Commercial and industrial	172	65	237
Consumer and other	38	15	53
Total loans	2,123	232	2,355
Investment securities	(503)	180	(323)
Other interest-earning assets	77	56	133
Total interest-earning assets	1,697	468	2,165

Interest-bearing liabilities:
Savings accounts	(43)	8	(35)
Money market accounts	96	76	172
NOW accounts	(1)	23	22
Certificates of deposit	371	609	980
Total interest-bearing deposits	423	716	1,139
FHLB Advances	658	247	905
Other interest-bearing liabilities	39	34	73
Total interest-bearing liabilities	1,120	997	2,117

Change in net interest income	$577	$(529)	$48

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $48,000, or 0.7%, to $7.0 million for the three months ended March 31, 2007, reflecting growth in average earning assets, substantially offset by net interest margin compression.   Net interest margin contracted 28 basis points to 2.82% for the three-month period ended March 31, 2007 compared to 3.10% for the same period in 2006.  Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits, a shift in deposit demand towards higher-yielding money market and time deposit accounts and the impact of increased short-term market interest rates on the cost to fund earning assets.

Index

Interest Income. Interest income increased $2.2 million, or 17.8%, to $14.3 million for the three months ended March 31, 2007 from $12.1 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets.  Total average interest-earning asset balances increased $94.9 million, or 10.7%, to $985.1 million for the three months ended March 31, 2007 due in large part to strong loan growth, funded largely by deposit growth and cash flows from the investment securities portfolio. Total average loans increased $135.5 million, or 21.1%, to $776.3 million for the first quarter of 2007 as a result of solid origination activity, partially offset by prepayments and normal amortization.  Total average investment securities decreased by $46.9 million, or 20.6%, to $180.5 million due to maturities, calls, sales and principal repayments of existing securities, partially offset by purchases of bonds.  The yield on average interest-earning assets increased 35 basis points to 5.81% for the first quarter of 2007 in connection with the higher interest rate environment and the use of cash flows from the investment portfolio to fund higher yielding loans.  The expansion in market rates contributed to the repricing of a portion of the Company’s existing assets and to higher rates for new assets.  Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Interest Expense.  Interest expense increased $2.2 million, or 40.4%, to $7.4 million for the three months ended March 31, 2007 from $5.2 million for the prior year period due to an increase in the rate paid for interest-bearing liabilities and expansion in the average balance of such liabilities.   The average rate paid on interest-bearing liabilities rose 73 basis points to 3.77% for the three months ended March 31, 2007 reflecting the impact of higher market rates related to interest rate increases initiated by the Federal Reserve Board and the competitive rate environment for deposits.  Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant.  Average interest-bearing liabilities increased $90.2 million, or 13.1%, to $780.6 million for the three months ended March 31, 2007 from $690.4 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances.  Total average interest-bearing deposits increased $28.4 million, or 5.0%, to $597.2 million for the first quarter of 2007 mainly attributable to an increase in money market and certificates of deposit balances, partially offset by a reduction in savings deposits.  The decline in savings account balances reflected a shift in deposit demand towards money market and certificates of deposit products to take advantage of more attractive rates.  Total average FHLB advances increased $58.1 million, or 51.6%, to $170.7 million to support loan growth.

Provision for Loan Losses. The provision for loan losses was $284,000 for the three months ended March 31, 2007 as compared to $162,000 for the three months ended March 31, 2006. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $7.4 million, or 0.94%, of loans outstanding at March 31, 2007.

Non-interest Income.  Non-interest income increased $140,000, or 11.1%, to $1.4 million for the three months ended March 31, 2007 due to growth in fee income on deposit and wealth management accounts.   Fee income on deposit accounts rose $92,000 as a result of growth in transaction account balances and activity.  Wealth management income expanded $64,000 as a result of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006.

Non-interest Expense.  Non-interest expense increased $871,000, or 15.1%, to $6.6 million for the three months ended March 31, 2007 from $5.8 million for the prior year period reflecting increases in salaries and benefits, occupancy and professional fees.  Total salaries and benefits increased $810,000, or 26.8% mainly due to stock-based compensation associated with restricted stock and stock options granted in August 2006 and staffing costs for the two new branches opened in 2006. Occupancy costs grew $88,000, or 21.8%, principally attributable to two new branches opened in 2006. These increases were offset in part by a decrease in marketing expenses of $93,000, or 22.4%.

Index

Income Tax Expense. Income tax expense decreased $284,000 to $589,000 for three months ended March 31, 2007 from $873,000 for the comparable 2006 period.  This decrease was mainly due to lower income before income taxes, somewhat offset by an increase in the effective tax rate to 41.5% for the first quarter of 2007 compared to 39.2% for the same period last year. The higher effective tax rate was principally due to the disallowed deduction for  stock-based compensation associated with incentive stock options.

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

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” longer-term one- to four-family residential mortgage loans; (ii) investing in variable-rate mortgage-backed securities; (iii) continued emphasis on increasing core deposits; (iv) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (v) offering a variety of consumer loans, which typically have shorter-terms and (vi) using cash flows from the investment portfolio to fund loan growth. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates.  The table below represents an analysis of our IRR as measured by the estimated changes in NII over the following twelve months, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at March 31, 2007 and December 31, 2006.

Net Interest Income At-Risk

	Estimated Increase	Estimated Increase
Change in Interest Rates	(Decrease) in NII	(Decrease) in NII
(Basis Points)	(March 31, 2007)	(December 31, 2006)
-200	2.7%	12.1%
Stable	0.0%	0.0%
+200	-5.5%	-10.9%

Index

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

Liquidity

             Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments and maturities and cash flows from the investment portfolio. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 10% or greater.  For the quarter ended March 31, 2007 our liquidity ratio was 25.31%, compared to 27.14% at December 31, 2006.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4)  the objectives of our asset/liability management program.  Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $42.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $171.5 million at March 31, 2007.

At March 31, 2007, we had $30.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $141.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2007 totaled $297.1 million, or 41.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008.  We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

Index

As of March 31, 2007:

Risk-based capital	15.52%

Core capital	14.50%

Leverage capital	10.68%

As of December 31, 2006:

Risk-based capital	15.86%

Core capital	14.83%

Leverage capital	10.82%

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

At March 31, 2007, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 1A.	Risk Factors

As of March 31, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)  No Company unregistered securities were sold by the Company during the quarter ended March 31, 2007.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in  the first quarter of 2007.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

January 1 - 31, 2007	9,906	$14.38	9,906	846,149

February 1 - 28, 2007	12,902	14.73	12,902	833,247

March 1 - 31, 2007	35,608	14.51	35,608	797,639

Total	58,416	$14.54	58,416	N/A

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

Index

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits.

3.1	Charter of United Financial Bancorp, Inc., as amended (1)
3.2	Resolution and Consent of Sole Stockholder Amending the Charter of United Financial Bancorp, Inc. (1)
3.3	Bylaws of United Financial Bancorp, Inc.
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Executive Supplemental Compensation Agreement by and between United Bank and Richard B. Collins (1)
10.3	Executive Supplemental Compensation Agreement by and between United Bank and Keith E. Harvey (1)
10.4	Executive Supplemental Compensation Agreement by and between United Bank and John J. Patterson (1)
10.5	United Bank 2004 and 2005 Incentive Plans (1)
10.9	Directors Fee Continuation Plan (1)
10.10	Form of Employment Agreement by and between United Bank and Richard B. Collins (1)
10.11	Form of Change in Control Agreement by and between United Bank and certain executive officers (1)
10.12	United Bank 2006 Stock-Based Incentive Plan (2)
11	Statement Regarding Computation of Per Share Earnings (refer to Note D of Part I, Item 1- Consolidated Financial Statements)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________

(1)
Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (file no. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.

(2)	Incorporated by reference to Appendix B of the Registrant’s definitive Proxy Statement for the Company’s 2006 Annual Meeting filed with the Securities and Exchange Commission on June 12, 2006.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: May 9, 2007	By:	/s/ Richard B. Collins
Richard B. Collins
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer