Form 10-Q/A
period 2007-03-31
United Financial Bancorp Inc
filed 2007-05-31
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒  Amended quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of United Financial Bancorp, Inc. (the “Company”) for the quarter ended March 31, 2007 (the “Original Form 10-Q”) is to revise Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (the “Certifications”).  The Certifications, as filed in the Original Form 10-Q, did not include certain statements regarding the Company’s evaluation of any material change to its internal control over financial reporting.  These statements are required in the first periodic report due after the first annual report that includes management’s report on internal control over financial reporting.  The Company’s Form 10-K filed on March 15, 2007 included its first management report on internal control over financial reporting.

This Amendment No. 1 amends and restates in its entirety Exhibits 31.1 and 31.2 of the Original Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way.

United Financial Bancorp, Inc.

INDEX

		Page

SIGNATURES		1

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: May 31, 2007	By:	/s/ Richard B. Collins
Richard B. Collins
President and Chief Executive Officer

Date: May 31, 2007	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief
Financial Officer

1