Form 10-K/A
period 2006-12-31
United Financial Bancorp Inc
filed 2007-06-20
CIK 1319572

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of March 8, 2007, 17,129,379 shares of the Registrant’s Common Stock were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the NASDAQ Global Select Market, was approximately $96.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the Annual Meeting of Stockholders dated March 19, 2007 (Part III)

EXPLANATORY NOTE: REASON FOR AMENDMENT

United Financial Bancorp, Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2006 in order to (i) properly evidence that the Company’s independent accountant has signed the reports of independent registered public accounting firm, and (ii) revise the presentation of earnings per common share.  There have been no changes to previously reported total net income or stockholders’ equity for any period presented.

The Company is revising its earnings per share presentation in this amendment as follows: (1) as to the 2005 periods, in calculating earnings per share, the Company has included the shares issued to United Mutual Holding Company in the initial public offering, which was completed on July 12, 2005, as having been issued and outstanding for the entire period and the shares issued to the public as having been outstanding from the date of issuance; and (2) for 2004 and prior periods presented, in calculating earnings per share, the Company has included the shares issued to United Mutual Holding Company in the initial public offering as having been issued and outstanding for 2004 and for each of the prior periods presented.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the fiscal years presented is derived in part from the consolidated financial statements of United Financial Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,009,433	$906,513	$772,008	$737,424	$623,563
Cash and cash equivalents	25,419	15,843	23,233	16,144	38,779
Investment securities available-for-sale	80,963	111,763	50,650	73,191	36,617
Investment securities held-to-maturity	3,241	3,325	2,498	2,175	737
Mortgage-backed securities available-for-sale	109,274	114,702	101,679	123,774	60,889
Loans, net (1)	756,180	630,558	569,243	497,078	463,383
Deposits	685,686	653,611	613,672	594,748	533,704
FHLB advances	169,806	101,880	86,694	76,820	29,889
Repurchase agreements	10,425	8,434	4,317	4,218	1,146
Stockholders' equity	137,711	137,005	62,255	57,050	52,612
Non-performing assets (2)	1,850	3,319	3,784	1,865	1,036

	Years Ended December 31,
	2006	2005		2004	2003	2002
	(In thousands)
Selected Operating Data:
Interest and dividend income	$52,202	$43,233		$36,532	$33,776	$36,009
Interest expense	24,647	16,206		12,148	11,583	14,703
Net interest income before provision for loan losses	27,555	27,027		24,384	22,193	21,306
Provision for loan losses	969	917		983	294	398
Net interest income after provision for loan losses	26,586	26,110		23,401	21,899	20,908
Non-interest income	5,392	5,020		5,134	5,703	4,522
Non-interest expense	24,036	24,112		19,179	17,785	16,971
Income before taxes	7,942	7,018		9,356	9,817	8,459
Income tax expense	3,018	2,649		3,828	3,917	3,270
Net income	$4,924	$4,369	^	$5,528	$5,900	$5,189

Basic earnings per share (8)	$0.30	$0.34	^	$0.60	$0.64	$0.56
Diluted earnings per share (8)	$0.30	$0.34	^	$0.60	$0.64	$0.56

Number of shares outstanding (8)	16,467,874	12,676,032		9,189,722	9,189,722	9,189,722
Basic	16,476,933	12,676,032		9,189,722	9,189,722	9,189,722
Diluted

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Ratios and Other Data:

Performance Ratios (3):
Return on average assets	0.51%	0.51%*	0.73%	0.86%	0.84%
Return on average equity	3.59%	4.45%*	9.25%	10.72%	10.47%
Average equity to average assets	14.35%	11.42%	7.87%	8.07%	8.03%
Equity to total assets at end of period (3)	13.64%	15.11%	8.06%	7.74%	8.44%
Interest rate spread (4)	2.23%	2.77%	3.03%	3.12%	3.23%
Net interest margin (5)	2.97%	3.27%	3.33%	3.41%	3.65%
Average interest-earning assets to average interest-bearing liabilitites	128.10%	125.61%	118.30%	116.42%	116.77%
Total non-interest expense to average total assets	2.51%	2.81%*	2.53%	2.61%	2.75%
Efficiency ratio (6)	72.95%	75.25%*	64.98%	63.75%	65.71%
Dividend payout ratio	5.74%	NA	NA	NA	NA

United Bank Regulatory Capital Ratios (3, 7):
Tier I (core) capital	14.83%	17.21%	11.67%	12.33%	12.23%
Tier I (leverage) capital	10.82%	11.71%	8.11%	7.76%	8.25%
Total capital	15.86%	18.28%	12.76%	13.43%	13.40%

Asset Quality Ratios (3):
Non-performing assets as a percent of total assets (2)	0.18%	0.37%	0.49%	0.25%	0.17%
Non-performing loans as a percent of total loans (2)	0.17%	0.27%	0.66%	0.36%	0.21%
Allowance for loan losses as a percent of total loans	0.95%	1.00%	1.00%	1.02%	1.05%
Allowance for loan losses as a percent of non-
performing loans	560.40%	371.69%	151.96%	278.97%	507.53%

Number of full service customer facilities	13	11	11	11	11

(1)	The allowance for loan losses at December 31, 2006, 2005, 2004, 2003 and 2002 was $7.2 million, $6.4 million, $5.8 million, $5.1 million and $4.9 million, respectively.
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
(8)
The Company has previously presented earnings per share data and share information for the year during which its shares were outstanding for the complete period. Earnings per share data and share information for the each of the years 2002 through 2005 are being presented herein for the first time. See Note I of the Notes to Consolidated Financial Statements presented elsewhere in this Form 10-K/A for additional information concerning this revised presentation.

^
Excluding the effect of a $3,591 charitable contribution ($2,199 after taxes) to fund the newly-formed United Charitable Foundation, net income in 2005 would have amounted to $6,568, or $0.52 per share.

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

/s/ Grant Thornton LLP
Boston, Massachusetts
March 13, 2007
(except for Notes I and Q
as to which the date is
June 14, 2007)

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

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest and dividend income:
Loans	$42,338	$34,540	$29,682
Investments	8,843	7,970	6,582
Other interest-earning assets	1,021	723	268
Total interest and dividend income	52,202	43,233	36,532

Interest expense:
Deposits	18,695	12,300	8,995
Short-term borrowings	3,198	1,675	373
Long-term debt	2,754	2,231	2,780
Total interest expense	24,647	16,206	12,148

Net interest income before provision for loan losses	27,555	27,027	24,384

Provision for loan losses	969	917	983

Net interest income after provision for loan losses	26,586	26,110	23,401

Non-interest income:
Fee income on depositors’ accounts	4,190	3,744	3,683
(Loss) gain on sale of securities	(222)	3	122
Income from bank-owned life insurance	273	326	332
Other income	1,151	947	997
Total non-interest income	5,392	5,020	5,134

Non-interest expense:
Salaries and benefits	12,888	11,167	9,564
Occupancy expenses	1,792	1,494	1,453
Marketing expenses	1,436	1,386	1,244
Data processing expenses	2,474	2,371	2,681
Contributions and sponsorships	174	3,792	192
Professional fees	1,148	732	336
Other expenses	4,124	3,170	3,709
Total non-interest expense	24,036	24,112	19,179

Income before income taxes	7,942	7,018	9,356

Income tax expense	3,018	2,649	3,828

NET INCOME	$4,924	$4,369	$5,528

Earnings per share:
Basic	$0.30	$0.34	$0.60
Diluted	$0.30	$0.34	$0.60

Weighted average shares outstanding:
Basic	16,467,874	12,676,032	9,189,722
Diluted	16,476,933	12,676,032	9,189,722

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

NOTE I - EARNINGS PER SHARE

Since the Company’s initial public offering (IPO) in July 2005, the Company has presented earnings per share data for quarterly and annual reporting periods during which its shares were outstanding for the complete period. This presentation was consistent with the method used in practice by banking entities which reorganized using the mutual holding company structure. Pursuant to guidance provided to the Company by the staff of the Securities and Exchange Commission, the Company is revising its presentation of earnings per share data for periods prior to its IPO to reflect shares issued to United Mutual Holding Company in the IPO as outstanding for all periods presented. Shares issued to the public in the IPO, which was completed on July 12, 2005, are presented as outstanding from the time of issuance. The additional disclosure of earnings per share for those periods prior to the IPO has no effect on previously reported earnings per share for periods subsequent to the IPO. Accordingly, earnings per share for the years ended December 31, 2005 and 2004 is being presented for the first time herein, whereas earnings per share for the year ended December 31, 2006 is unchanged from the amount previously presented.

The calculation of earnings per common share and diluted earnings per common share for the periods ended December 31, 2006, 2005 and 2004 is presented below.

	Years Ended December 31,
	2006	2005 (1)	2004 (2)

Net income	$4,924	$4,369	$5,528

Weighted average common shares applicable to basic EPS	16,467,874	12,676,032	9,189,722
Effect of dilutive potential common shares (3, 4)	9,059	-	-

Weighted average common shares applicable to diluted EPS	16,476,933	12,676,032	9,189,722

Earnings per share:
Basic	$0.30	$0.34	$0.60
Diluted	$0.30	$0.34	$0.60

(1) The Company issued 17,205,995 shares of common stock in its July, 2005 initial public offering, including 9,189,722 shares held by United Mutual Holding Company.
Earnings per share for the period include the impact of 9,189,722 shares outstanding from January 1 through July 11 and 17,205,995 shares from July 12 through December 31.
(2) Earnings per share for the period reflects 9,189,722 shares held by United Mutual Holding Company in connection with the Company's initial public offering.
(3) Options to purchase 756,500 shares were outstanding but not included in the computation of diluted earnings per share for the year ended December 31, 2006 because they were antidulutive.
(4) Includes incremental shares related to stock options and restricted stock.

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
Notes to Consolidated Financial Statements - Continued
December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the operating results on a quarterly basis for the years ended December 31, 2006 and 2005. As discussed in Note I, the Company has revised its presentation of earnings per share data to include periods prior to the IPO. Accordingly, earnings per share data is included herein for each of the quarterly periods in 2005.

	Three Months Ended
	March 31	June 30	September 30	December 31

2006:
Interest income	$12,147	$12,625	$13,494	$13,936
Interest expense	5,239	5,860	6,550	6,998
Net interest income	6,908	6,765	6,944	6,938
Provision for loan losses	162	300	165	342
Non-interest income	1,258	1,441	1,294	1,399
Non-interest expense	5,776	5,836	5,579	6,845
Income before income taxes	2,228	2,070	2,494	1,150
Income tax expense	873	780	981	384
Net income	$1,355	$1,290	$1,513	$766

Basic earnings per share	$0.08	$0.08	$0.09	$0.05
Diluted earnings per share	$0.08	$0.08	$0.09	$0.05

2005:
Interest income	$9,716	$10,327	$11,456	$11,734
Interest expense	3,369	3,819	4,249	4,769
Net interest income	6,347	6,508	7,207	6,965
Provision for loan losses	275	275	275	92
Non-interest income	1,135	1,255	1,324	1,306
Non-interest expense	4,937	4,826	8,623	5,726
Income (loss) before income taxes	2,270	2,662	(367)	2,453
Income tax expense (benefit)	904	1,063	(195)	877
Net income (loss)	$1,366	$1,599	$(172)	$1,576

Basic earnings (loss) per share	$0.15	$0.17	$(0.01)	$0.10
Diluted earnings (loss) per share	$0.15	$0.17	$(0.01)	$0.10

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Financial Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007, except for Notes I and Q, as to which the date is June 14, 2007, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

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

The following documents are filed as item 8 of this amended Annual Report on Form 10-K/A.

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

UNITED FINANCIAL BANCORP, INC.

Date: June 14, 2007	By:	/s/ Richard B. Collins
Richard B. Collins
Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Richard B. Collins Richard B. Collins	Chief Executive Officer, President and Director, Chairman of the Board (Principal Executive Officer)	June 14, 2007

/s/ Mark A. Roberts Mark A. Roberts	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2007

/s/ Michael F. Crowley Michael F. Crowley	Director	June 14, 2007

/s/ Carol Moore Cutting Carol Moore Cutting	Director	June 14, 2007

/s/ Carol A. Leary Carol A. Leary	Director	June 14, 2007

G. Todd Marchant	Director

Kevin E. Ross	Director

/s/ Robert A. Stewart, Jr. Robert A. Stewart, Jr.	Director	June 14, 2007

/s/ Thomas H. Themistos Thomas H. Themistos	Director	June 14, 2007

Michael F. Werenski	Director