Form 10-Q
period 2007-06-30
United Financial Bancorp Inc
filed 2007-08-09
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Common stock, $0.01 par value
17,071,853 shares outstanding as of August 1, 2007

United Financial Bancorp, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

Index

PART I.	FINANCIAL INFORMATION
ITEM 1.	Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and due from banks	$16,534	$15,459
Interest-bearing deposits	4,027	9,960
Total cash and cash equivalents	20,561	25,419

Short-term investments	1,004	-
Securities available for sale, at fair value	161,169	190,237
Securities to be held to maturity, at amortized cost (fair value $3,621 at
June 30, 2007 and $3,227 at December 31, 2006)	3,686	3,241
Loans, net of allowance for loan losses of $7,721 at June 30, 2007 and
$7,218 at December 31, 2006	797,236	756,180
Other real estate owned	-	562
Accrued interest receivable	4,295	4,320
Stock in the Federal Home Loan Bank of Boston	9,885	9,274
Banking premises and equipment, net	10,614	8,821
Bank-owned life insurance	6,515	6,304
Other assets	7,782	5,075

TOTAL ASSETS	$1,022,747	$1,009,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$620,980	$588,496
Non-interest-bearing	104,773	97,190
Total deposits	725,753	685,686
Federal Home Loan Bank of Boston advances	142,519	169,806
Repurchase agreements	7,990	10,425
Escrow funds held for borrowers	1,113	1,121
Accrued expenses and other liabilities	6,776	4,684
Total liabilities	884,151	871,722

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 60,000,000 shares;
17,205,995 shares issued at June 30, 2007 and at December 31, 2006	172	172
Paid-in capital	76,700	75,520
Retained earnings	71,337	70,406
Unearned compensation	(5,550)	(5,772)
Treasury stock, at cost (134,142 shares at June 30, 2007 and 51,445 shares
at December 31, 2006)	(1,873)	(664)
Accumulated other comprehensive loss, net of taxes	(2,190)	(1,951)
Total stockholders’ equity	138,596	137,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,022,747	$1,009,433

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$12,350	$10,076	$24,305	$19,676
Investments	1,854	2,261	3,836	4,566
Other interest-earning assets	309	288	684	529
Total interest and dividend income	14,513	12,625	28,825	24,771

Interest expense:
Deposits	5,477	4,664	10,658	8,706
Borrowings	1,901	1,196	4,076	2,393
Total interest expense	7,378	5,860	14,734	11,099

Net interest income before provision for loan losses	7,135	6,765	14,091	13,672

Provision for loan losses	320	300	604	462

Net interest income after provision for loan losses	6,815	6,465	13,487	13,210

Non-interest income:
Fee income on depositors’ accounts	1,097	1,037	2,135	1,982
Loss on sale of securities	(43)	-	(29)	-
Wealth management income	170	136	291	193
Other income	211	269	436	524
Total non-interest income	1,435	1,442	2,833	2,699

Non-interest expense:
Salaries and benefits	3,735	3,130	7,573	6,159
Occupancy expenses	481	410	972	813
Marketing expenses	449	350	771	765
Data processing expenses	653	558	1,295	1,190
Professional fees	263	223	652	479
Other expenses	994	1,166	1,959	2,205
Total non-interest expense	6,575	5,837	13,222	11,611

Income before income taxes	1,675	2,070	3,098	4,298

Income tax expense	697	780	1,286	1,653

Net income	$978	$1,290	$1,812	$2,645

Earnings per share:
Basic	$0.06	$0.08	$0.11	$0.16
Diluted	$0.06	$0.08	$0.11	$0.16

Weighted average shares outstanding:
Basic	16,226,449	16,608,783	16,249,929	16,604,775
Diluted	16,309,877	16,608,783	16,321,394	16,604,775

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Loss	Total

Balances at December 31, 2005	17,205,995	$172	$78,446	$66,944	$(6,092)	$-	$(2,465)	$137,005

Net income	-	-	-	2,645	-	-	-	2,645
Other comprehensive loss	-	-	-	-	-	-	(1,363)	(1,363)
Total comprehensive income								1,282

Cash dividends declared ($0.10 per share)	-	-	-	(741)	-	-	-	(741)
ESOP shares committed to be released	-	-	30	-	160	-	-	190

Balances at June 30, 2006	17,205,995	$172	$78,476	$68,848	$(5,932)	$-	$(3,828)	$137,736

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	1,812	-	-	-	1,812
Other comprehensive loss	-	-	-	-	-	-	(239)	(239)
Total comprehensive income								1,573

Cash dividends declared ($0.12 per share)	-	-	-	(881)	-	-	-	(881)
Treasury stock purchases	(82,697)	-	-	-	-	(1,209)	-	(1,209)
Stock-based compensation	-	-	1,077	-	-	-	-	1,077
ESOP shares committed to be released	-	-	103	-	222	-	-	325

Balances at June 30, 2007	17,071,853	$172	$76,700	$71,337	$(5,550)	$(1,873)	$(2,190)	$138,596

The components of other comprehensive loss and related tax effects are as follows:

	Six Months Ended June 30,
	2007	2006

Change in unrealized holding losses on available-for-sale securities	$(385)	$(2,229)
Reclassification adjustment for losses realized in income	29	-
Net change in unrealized losses	(356)	(2,229)

Tax effect	(117)	(866)

Other comprehensive loss	$(239)	$(1,363)

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$1,812	$2,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	604	462
ESOP expense	325	190
Stock-based compensation	1,077	-
Amortization of premiums and discounts	64	201
Depreciation and amortization	442	363
Amortization of intangible assets	15	-
Provision for other real estate owned	-	34
Net (gain) loss on sale of other real estate owned	(14)	21
Net loss on sale of securities	29	-
Net loss on sale of loans	5	-
Increase in cash surrender value of bank-owned life insurance	(211)	(154)
Decrease (increase) in accrued interest receivable	25	(123)
Increase in other assets	(490)	(1,123)
Decrease in accrued expenses and other liabilities	(1,820)	(60)
Net cash provided by operating activities	1,863	2,456

Cash flows from investing activities:
Purchases of securities available for sale	(21,947)	(11,831)
Proceeds from sales of securities available for sale	5,424	-
Proceeds from maturities, calls and principal repayments of securities available for sale	45,146	23,104
Purchases of securities held to maturity	(675)	-
Proceeds from maturities, calls and principal repayments of securities held to maturity	225	25
Investment in short term time deposits	(1,004)	-
Purchases of Federal Home Loan Bank of Boston stock	(611)	(569)
Proceeds from sales of other real estate owned	576	1,568
Net loan originations and principal repayments	(43,545)	(59,784)
Proceeds from sales of loans	1,881	-
Purchases of property and equipment	(298)	(652)
Cash paid to acquire Levine Financial Group	(55)	(100)
Net cash used in investing activities	(14,883)	(48,239)

Cash flows from financing activities:
Net increase in deposits	40,067	43,339
Proceeds of Federal Home Loan Bank of Boston advances	53,000	65,307
Repayments of Federal Home Loan Bank of Boston advances	(80,287)	(52,197)
Net decrease in repurchase agreements	(2,435)	(1,625)
Net decrease in escrow funds held for borrowers	(8)	(165)
Treasury stock purchases	(1,209)	-
Cash dividends paid	(881)	(741)
Payments on capitalized lease obligation	(85)	-
Net cash provided by financing activities	8,162	53,918
(Decrease) increase in cash and cash equivalents	(4,858)	8,135
Cash and cash equivalents at beginning of period	25,419	15,843
Cash and cash equivalents at end of period	$20,561	$23,978

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$14,854	$11,143
Income taxes – net	2,463	867
Non-cash item:
Capitalized lease asset and obligation	$1,932	$-

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The cumulative effect, if any, of applying FIN 48 is recorded as an adjustment to the beginning balance of retained earnings. FIN 48 also requires disclosure of the entity’s policy on classification of interest and penalties. The Company adopted FIN 48 on January 1, 2007. The adoption of this standard had no material effect on the Company’s results of operations or financial condition. The Company’s policy is to report interest and penalties as part of other non-interest expenses in the Consolidated Statement of Operations.

In June 2006, the EITF released Issue 06-05, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The Company adopted EITF 06-05 on January 1, 2007. The Company’s implementation of this Interpretation had no material effect on its results of operations or financial condition.

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

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$978	$1,290	$1,812	$2,645
Weighted average common shares applicable to
basic EPS	16,226,449	16,608,783	16,249,929	16,604,775
Effect of dilutive potential common shares (1, 2)	83,428	-	71,465	-
Weighted average common shares applicable to
diluted EPS	16,309,877	16,608,783	16,321,394	16,604,775

Earnings per share:
Basic	$0.06	$0.08	$0.11	$0.16
Diluted	$0.06	$0.08	$0.11	$0.16

(1) For the three and six months ended June 30, 2007, options to purchase 739,500 shares were outstanding but not included in the computation of earnings per share because they were antidilutive.

(2) Includes incremental shares related to stock options and restricted stock.

Index

NOTE E – LOANS

The components of loans were as follows at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

One-to-four family residential real estate	$329,199	$319,108
Commercial real estate	198,938	175,564
Construction	52,191	54,759
Home equity loans	116,939	112,739
Commercial and industrial	75,544	69,762
Consumer	30,751	30,181
Total loans	803,562	762,113

Net deferred loan costs and fees	1,395	1,285
Allowance for loan losses	(7,721)	(7,218)
Loans, net	$797,236	$756,180

NOTE F – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

	At June 30,	At December 31,
	2007	2006

Non-accrual loans:
Residential mortgages	$268	$-
Commercial mortgages	2,384	1,144
Home equity	52	20
Commercial and industrial	268	123
Other consumer	-	1
Total non-accrual loans	2,972	1,288

Accruing loans 90 days or more past due	-	-

Total non-performing loans	2,972	1,288

Other real estate owned	-	562
Total non-performing assets	$2,972	$1,850

Ratios:
Total non-performing loans to total loans	0.37%	0.17%
Total non-performing assets to total assets	0.29%	0.18%
Allowance for loan losses to non-performing loans	259.79%	560.40%

Index

NOTE G – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Six Months Ended June 30,
	2007	2006

Balance at beginning of period	$7,218	$6,382
Provision for loan losses	604	462
Charge-offs	(107)	(58)
Recoveries	6	39
Balance at end of period	$7,721	$6,825

Ratios:
Net charge-offs to average loans
outstanding	0.03%	0.01%
Allowance for loan losses to non-performing
loans at end of period	259.79%	294.82%
Allowance for loan losses to total
loans at end of period	0.96%	0.98%

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006

Unused lines of credit	$142,173	$135,374
Amounts due mortgagors	36,525	34,742
Standby letters of credit	973	879
Commitments to originate loans	23,977	42,551

Index

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Demand	$104,773	$97,190
NOW	42,258	37,523
Regular savings	63,431	65,475
Money market	176,633	165,984
Certificates of deposit	338,658	319,514
	$725,753	$685,686

NOTE J – CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE K – SECOND STAGE CONVERSION

On June 29, 2007 the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission in connection with the previously announced mutual-to-stock conversion of United Mutual Holding Company. The transaction is subject to the approvals of regulators, depositors and shareholders, and is expected to close in the fourth quarter of 2007.

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

Index

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased $13.3 million, or 1.3%, to $1.0 billion at June 30, 2007, due in large part to strong growth in net loans. Net loans increased $41.1 million, or 5.4%, to $797.2 million at June 30, 2007 from $756.2 million at December 31, 2006.  Loan growth reflected a sound local economy, a resilient real estate market, continued demand in our primary market areas for our products and successful business development efforts. The increase in loans was also attributable to the Company’s practice of originating a significant portion of residential loans for investment. The increases were offset to some extent by a decrease in securities available for sale of $29.1 million, or 15.3%, to $161.2 million at June 30, 2007 from $190.2 million at December 31, 2006 due to sales, calls and maturities of certain debt instruments and repayments of mortgage-backed securities, partially offset by purchases of mortgage-backed securities. The cash flows from investment securities were used to pay down short-term Federal Home Loan Bank advances. Cash and cash equivalents decreased $4.9 million to $20.6 million at June 30, 2007 reflecting the use of interest-bearing deposits to pay down short-term Federal Home Loan Bank advances.

The growth in loans was funded by an increase in total deposits of $40.1 million, or 5.8%, to $725.8 million at June 30, 2007 from $685.7 million at December 31, 2006. Deposit growth was evident in all categories excluding savings accounts, with increases of 9.1% in transaction accounts, 6.4% in money market accounts and 6.0% in certificates of deposit. These results were mainly attributable to the December 2006 opening of our second branch in Westfield, Massachusetts, the introduction of new products and services, competitive pricing and targeted promotional activities. Savings account balances decreased $2.0 million, or 3.1%, as customers continued to transfer balances to higher yielding money market and certificate of deposit accounts. Core deposits increased $20.9 million, or 5.7%, to $387.1 million, or 53.3% of deposits at June 30, 2007. Federal Home Loan Bank advances decreased $27.3 million, or 16.1%, to $142.5 million at June 30, 2007 from $169.8 million at December 31, 2006 due to repayment of higher cost short-term advances. Repurchase agreements decreased $2.4 million, or 23.4%, to $8.0 million at June 30, 2007 from $10.4 million at December 31, 2006, reflecting routine fluctuations in these overnight accounts.

Total stockholders’ equity increased $885,000, or 0.6%, to $138.6 million at June 30, 2007 from $137.7 million at December 31, 2006 as a result of net income of $1.8 million for the six months ended June 30, 2007, stock-based compensation totaling $1.1 million and ESOP compensation expense of $325,000. These items were partially offset by share repurchases totaling $1.2 million, payments of cash dividends amounting to $881,000, and an increase of $239,000 in the net unrealized loss on securities available for sale.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Index

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

Net Income.  The Company’s net income was $978,000, or $0.06 per diluted share, for the second quarter of 2007 compared to net income of $1.3 million, or $0.08 per diluted share, for the same period in 2006. The Company’s lower net income and earnings per share were due in large part to net interest margin contraction, increased non-interest expenses and a higher effective tax rate in 2007 compared to 2006, partially offset by growth in average interest-earning assets and core deposits.

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

Index

	Three Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$340,716	$4,809	5.65%	$300,282	$4,189	5.58%
Commercial real estate	236,840	3,898	6.58%	181,412	2,882	6.35%
Home equity loans	118,140	1,938	6.56%	96,529	1,542	6.39%
Commercial and industrial	71,990	1,323	7.35%	62,586	1,126	7.20%
Consumer and other	30,065	382	5.08%	28,599	337	4.71%
Total loans	797,751	12,350	6.19%	669,408	10,076	6.02%
Investment securities	166,163	1,854	4.46%	220,844	2,261	4.10%
Other interest-earning assets	21,605	309	5.72%	24,475	288	4.71%
Total interest-earning assets	985,519	14,513	5.89%	914,727	12,625	5.52%
Noninterest-earning assets	32,990			30,540
Total assets	$1,018,509			$945,267

Interest-bearing liabilities:
Savings accounts	$65,304	149	0.91%	$81,625	169	0.83%
Money market accounts	180,940	1,442	3.19%	160,432	1,255	3.13%
NOW accounts	34,959	47	0.54%	35,753	23	0.26%
Certificates of deposit	335,626	3,839	4.58%	316,150	3,217	4.07%
Total interest-bearing deposits	616,829	5,477	3.55%	593,960	4,664	3.14%
FHLB advances	149,853	1,779	4.75%	111,316	1,122	4.03%
Other interest-bearing liabilities	10,997	122	4.44%	6,898	74	4.29%
Total interest-bearing liabilities	777,679	7,378	3.79%	712,174	5,860	3.29%
Demand deposits	98,343			92,671
Other noninterest-bearing liabilities	3,591			2,782
Total liabilities	879,613			807,627
Stockholders' equity	138,896			137,640
Total liabilities and stockholders' equity	$1,018,509			$945,267

Net interest income		$7,135			$6,765
Interest rate spread(1)			2.10%			2.23%
Net interest-earning assets(2)	$207,840			$202,553
Net interest margin(3)			2.90%			2.96%
Average interest-earning assets to
average interest-bearing liabilities			126.73%			128.44%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Index

	Three Months Ended June 30
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$570	$50	$620
Commercial real estate	910	106	1,016
Home equity loans	353	43	396
Commercial and industrial	173	24	197
Consumer and other	17	28	45
Total loans	2,023	251	2,274
Investment securities	(597)	190	(407)
Other interest-earning assets	(36)	57	21
Total interest-earning assets	1,390	498	1,888

Interest-bearing liabilities:
Savings accounts	(36)	16	(20)
Money market accounts	163	24	187
NOW accounts	(1)	25	24
Certificates of deposit	206	416	622
Total interest-bearing deposits	332	481	813
FHLB advances	434	223	657
Other interest-bearing liabilities	46	2	48
Total interest-bearing liabilities	812	706	1,518

Change in net interest income	$578	$(208)	$370

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $370,000, or 5.5%, to $7.1 million for the three months ended June 30, 2007, reflecting growth in average earning assets, partially offset by net interest margin compression.   Net interest margin contracted 6 basis points to 2.90% for the three-month period ended June 30, 2007 compared to 2.96% for the same period in 2006. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits and a shift in deposit demand towards higher-yielding money market and time deposit accounts.

Interest Income.  Interest income increased $1.9 million, or 15.0%, to $14.5 million for the three months ended June 30, 2007 from $12.6 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $70.8 million, or 7.7%, to $985.5 million for the three months ended June 30, 2007 due in large part to strong loan growth, funded largely by deposit growth and cash flows from the investment securities portfolio. Total average loans increased $128.3 million, or 19.2%, to $797.8 million for the second quarter of 2007 as a result of origination activity, partially offset by prepayments and normal amortization. Total average investment securities decreased by $54.7 million, or 24.8%, to $166.2 million due to maturities, calls, sales and principal repayments of existing securities, partially offset by purchases of bonds. The yield on average interest-earning assets increased 37 basis points to 5.89% for the second quarter of 2007 in connection with the higher interest rate environment and the use of cash flows from the investment portfolio to fund higher yielding loans. The increase in market rates contributed to the repricing of a portion of the Company’s existing assets and to higher rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Index

Interest Expense.  Interest expense increased $1.5 million, or 25.9%, to $7.4 million for the three months ended June 30, 2007 from $5.9 million for the prior year period due to an increase in the rate paid for interest-bearing liabilities and an increase in the average balance of such liabilities. The average rate paid on interest-bearing liabilities rose 50 basis points to 3.79% for the three months ended June 30, 2007 reflecting the impact of higher market rates related to interest rate increases initiated by the Federal Reserve Board and the competitive rate environment for deposits. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the increase in market rates was significant.  Average interest-bearing liabilities increased $65.5 million, or 9.2%, to $777.7 million for the three months ended June 30, 2007 from $712.2 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $22.9 million, or 3.9%, to $616.8 million for the second quarter of 2007 mainly attributable to an increase in money market and certificate of deposit balances, partially offset by a reduction in savings deposits.  The decline in savings account balances reflected a shift in deposit demand towards money market and certificate of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $38.5 million, or 34.6%, to $149.9 million to support loan growth.

Provision for Loan Losses. The provision for loan losses was $320,000 for the three months ended June 30, 2007 as compared to $300,000 for the three months ended June 30, 2006. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $7.7 million, or 0.96%, of loans outstanding at June 30, 2007.

Non-interest Income.  Non-interest income decreased $8,000, or 0.6%, to $1.4 million for the three months ended June 30, 2007 due to losses of $43,000 from the sale of lower yielding available-for-sale securities in the second quarter of 2007, partially offset by growth in fee income on deposit and wealth management accounts. Fee income on deposit accounts rose $60,000, or 5.8%, as a result of growth in transaction account balances and activity. Wealth management income expanded $34,000, or 25.0%, as a result of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006.

Non-interest Expense.  Non-interest expense increased $738,000, or 12.6%, to $6.6 million for the three months ended June 30, 2007 from $5.8 million for the prior year period primarily reflecting increases in salaries and benefits and occupancy. Total salaries and benefits increased $605,000, or 19.3% mainly due to stock-based compensation associated with restricted stock and stock options granted in August 2006 and staffing costs for the two new branches opened in 2006. Occupancy costs grew $71,000, or 17.3%, principally attributable to the two new branches opened in 2006.

Income Tax Expense. Income tax expense decreased $83,000 to $697,000 for three months ended June 30, 2007 from $780,000 for the comparable 2006 period.  This decrease was mainly due to lower income before income taxes, somewhat offset by an increase in the effective tax rate to 41.6% for the second quarter of 2007 compared to 37.7% for the same period last year. The higher effective tax rate was principally due to the disallowed deduction for stock-based compensation associated with incentive stock options.

Index

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Net Income.  The Company’s net income for the six months ended June 30, 2007 amounted to $1.8 million, or $0.11 per diluted share, compared to $2.6 million, or $0.16 per diluted share, for the same period in 2006.  The Company’s lower net income and earnings per share were due in large part to net interest margin contraction, increased provision for loan losses and non-interest expenses as well as a higher effective tax rate in the 2007 period. These items were partially offset by growth in average earning assets and expansion in non-interest income.

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

Index

	Six Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$338,814	$9,555	5.64%	$298,182	$8,272	5.55%
Commercial real estate	231,046	7,601	6.58%	175,528	5,662	6.45%
Home equity loans	116,934	3,812	6.52%	92,943	2,937	6.32%
Commercial and industrial	70,363	2,581	7.34%	60,887	2,145	7.05%
Consumer and other	29,929	756	5.05%	27,658	660	4.77%
Total loans	787,086	24,305	6.18%	655,198	19,676	6.01%
Investment securities	173,287	3,836	4.43%	224,091	4,566	4.08%
Other interest-earning assets	24,944	684	5.48%	23,251	529	4.55%
Total interest-earning assets	985,317	28,825	5.85%	902,540	24,771	5.49%
Noninterest-earning assets	32,128			30,737
Total assets	$1,017,445			$933,277

Interest-bearing liabilities:
Savings accounts	$65,114	289	0.89%	$83,230	344	0.83%
Money market accounts	177,586	2,799	3.15%	160,974	2,437	3.03%
NOW accounts	34,547	91	0.53%	35,607	44	0.25%
Certificates of deposit	329,837	7,479	4.53%	301,664	5,881	3.90%
Total interest-bearing deposits	607,084	10,658	3.51%	581,475	8,706	2.99%
FHLB advances	160,232	3,802	4.75%	111,975	2,240	4.00%
Other interest-bearing liabilities	11,812	274	4.64%	7,882	153	3.88%
Total interest-bearing liabilities	779,128	14,734	3.78%	701,332	11,099	3.17%
Demand deposits	96,333			91,182
Other noninterest-bearing liabilities	3,386			3,059
Total liabilities	878,847			795,573
Stockholders' equity	138,598			137,704
Total liabilities and stockholders' equity	$1,017,445			$933,277

Net interest income		$14,091			$13,672
Interest rate spread(1)			2.07%			2.32%
Net interest-earning assets(2)	$206,189			$201,208
Net interest margin(3)			2.86%			3.03%
Average interest-bearing assets to
average interest-bearing liabilities			126.46%			128.69%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Index

	Six Months Ended June 30
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$1,144	$139	$1,283
Commercial real estate	1,825	114	1,939
Home equity loans	779	96	875
Commercial and industrial	345	91	436
Consumer and other	56	40	96
Total loans	4,149	480	4,629
Investment securities	(1,099)	369	(730)
Other interest-earning assets	41	114	155
Total interest-earning assets	3,091	963	4,054

Interest-bearing liabilities:
Savings accounts	(79)	24	(55)
Money market accounts	258	104	362
NOW accounts	(1)	48	47
Certificates of deposit	582	1,016	1,598
Total interest-bearing deposits	760	1,192	1,952
FHLB advances	1,091	471	1,562
Other interest-bearing liabilities	87	34	121
Total interest-bearing liabilities	1,938	1,697	3,635

Change in net interest income	$1,153	$(734)	$419

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $419,000, or 3.1%, to $14.1 million for the six months ended June 30, 2007 from $13.7 million for the comparable 2006 period reflecting growth in average earning assets, substantially offset by net interest margin compression. Net interest margin contracted 17 basis points to 2.86% for the six-month period ended June 30, 2007 compared to 3.03% for the same period in 2006.  Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits and a shift in deposit demand towards higher-yielding money market and time deposit accounts.

Interest Income.  Interest income increased $4.1 million, or 16.4%, to $28.8 million for the six months ended June 30, 2007 from $24.8 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $82.8 million, or 9.2%, to $985.3 million for the six months ended June 30, 2007 due in large part to strong loan growth, funded largely by deposit growth and cash flows from the investment securities portfolio. Total average loans increased $131.9 million, or 20.1%, to $787.1 million for the first six months of 2007 as a result of origination activity, partially offset by prepayments and normal amortization. Total average investment securities decreased by $50.8 million, or 22.7%, to $173.3 million primarily due to maturities, calls, sales and amortization of existing securities, partially offset by purchases of bonds. The yield on average interest-earning assets increased 36 basis points to 5.85% for the six months ended June 30, 2007 in connection with the higher interest rate environment and the use of cash flows from the investment portfolio to fund higher yielding loans. The increase in market rates contributed to the repricing of a portion of the Company’s existing assets and to increased rates for new assets.  Since a significant amount of the Company’s average interest earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Index

Interest Expense.  Interest expense increased $3.6 million, or 32.8%, to $14.7 million for the six months ended June 30, 2007 from $11.1 million for the prior year period due to an expansion in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $77.8 million, or 11.1%, to $779.1 million for the six months ended June 30, 2007 reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $25.6 million, or 4.4%, to $607.1 million for the first six months of 2007 mainly attributable to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances. The decline in savings deposits was mainly attributable to a shift in market demand to money market and certificate of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $48.3 million, or 43.1%, to $160.2 million to support loan growth. The average rate paid on interest-bearing liabilities rose 61 basis points to 3.78% for the six months ended June 30, 2007 reflecting interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant.

Provision for Loan Losses. The provision for loan losses was $604,000 for the six months ended June 30, 2007 as compared to $462,000 for the same period in 2006 reflecting an increase in reserves for classified loans and higher net charge-offs. The allowance for loan losses was $7.7 million, or 0.96%, of loans outstanding at June 30, 2007.

Non-interest Income.  Non-interest income increased $134,000, or 5.0%, to $2.8 million for the six months ended June 30, 2007 reflecting growth in fee income on depositors’ accounts and wealth management accounts. Fee income on depositors’ accounts rose $153,000, or 7.7%, as a result of growth in transaction account balances and activity.  Wealth management income increased $98,000, or 50.8%, as a result of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006.

Non-interest Expense.  Non-interest expense increased $1.6 million, or 13.9%, to $13.2 million for the six months ended June 30, 2007 from $11.6 million for the prior year period. Total salaries and benefits increased $1.4 million, or 23.0%, mainly due to stock-based compensation associated with restricted stock and stock options granted in August 2006 and staffing costs for the two new branches opened in 2006. Occupancy costs grew $159,000, or 19.6%, principally attributable to the two new branches opened in 2006. Data processing costs expanded $105,000, or 8.8%, reflecting a larger loan and deposit base and new branches opened in 2006. Professional services increased $173,000, or 36.1%, as a result of costs incurred in connection with Sarbanes Oxley Section 404 compliance and a comprehensive review of the Company’s employee benefits package.

Income Tax Expense. Income tax expense decreased $367,000 to $1.3 million for six months ended June 30, 2007 from $1.7 million for the comparable 2006 period. This decrease was mainly due to lower income before income taxes, somewhat offset by an increase in the effective tax rate to 41.5% for the six months ended June 30, 2007 compared to 38.5% for the same period last year. The higher effective tax rate was principally due to the disallowed deduction for stock-based compensation associated with incentive stock options.

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

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain longer-term one- to four-family residential mortgage loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms and (v) using cash flows from the investment portfolio to fund loan growth and (vi) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at June 30, 2007 and December 31, 2006.

Net Interest Income At-Risk

	Estimated Increase	Estimated Increase
Change in Interest Rates	(Decrease) in NII	(Decrease) in NII
(Basis Points)	(June 30, 2007)	(December 31, 2006)
-200	6.0%	12.1%
Stable	0.0%	0.0%
+200	(7.5)%	(10.9)%

The preceding income simulation analysis does not represent a forecast of NII and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

Index

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and cash flows from the investment portfolio. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At June 30, 2007 our liquidity ratio was 21.16%, compared to 27.01% at December 31, 2006.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4)  the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $20.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $161.2 million at June 30, 2007.

At June 30, 2007, we had $24.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $142.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2007 totaled $302.3 million, or 41.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

Index

As of June 30, 2007:

Total risk-based capital	15.48%

Tier 1 risk-based capital	14.44%

Tier 1 leverage capital	10.79%

As of December 31, 2006:

Total risk-based capital	15.86%

Tier 1 risk-based capital	14.83%

Tier 1 leverage capital	10.82%

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

Index

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

At June 30, 2007, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 1A.  Risk Factors

As of June 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 (a) No Company unregistered securities were sold by the Company during the quarter ended June 30, 2007.

 (b) Not applicable

 (c) The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2007.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

April 1 - 30, 2007	21,068	$14.86	21,068	776,571

May 1 - 31, 2007	3,213	14.80	3,213	773,358

June 1 - 30, 2007	-	-	-	773,358
Total	24,281	$14.85	24,281	N/A

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

Index

ITEM 4.   Submission of Matters to a Vote of Security Holders

	The annual meeting of the stockholders of the Company was held on April 19, 2007.

1.	The following individuals were elected as directors, each for a three-year term by the following vote:

		FOR	WITHHELD
	Michael F. Crowley	15,755,457	164,217
	Carol Moore Cutting	15,743,047	176,627
	Carol A. Leary	15,747,153	172,521

	The terms of office of the following directors continued after the annual meeting of stockholders:

		TERM EXPIRING
	Richard B. Collins	2008
	G. Todd Marchant	2008
	Michael F. Werenski	2008
	Kevin E. Ross	2009
	Robert A. Stewart, Jr.	2009
	Thomas H. Themistos	2009

2.	The appointment of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified by the stockholders by the following vote:

	FOR	AGAINST	ABSTENTIONS

	15,835,491	66,411	17,772

ITEM 5.Other Information

Not applicable.

Index

ITEM 6.	Exhibits.

3.1	Charter of United Financial Bancorp, Inc., as amended (1)
3.2	Resolution and Consent of Sole Stockholder Amending the Charter of United Financial Bancorp, Inc. (1)
3.3	Bylaws of United Financial Bancorp, Inc. (3)
4	Form of Common Stock Certificate of United Financial Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Executive Supplemental Compensation Agreement by and between United Bank and Richard B. Collins (1)
10.3	Executive Supplemental Compensation Agreement by and between United Bank and Keith E. Harvey (1)
10.4	Executive Supplemental Compensation Agreement by and between United Bank and John J. Patterson (1)
10.5	United Bank 2004 and 2005 Incentive Plans (1)
10.9	Directors Fee Continuation Plan (1)
10.10	Form of Employment Agreement by and between United Bank and Richard B. Collins (1)
10.11	Form of Change in Control Agreement by and between United Bank and certain executive officers (1)
10.12	United Bank 2006 Stock-Based Incentive Plan (2)
11	Statement Regarding Computation of Per Share Earnings (refer to Note D of Part I,
Item 1- Consolidated Financial Statements)
21	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form S-1 of United Financial Bancorp, Inc. (file no. 333-123371), originally filed with the Securities and Exchange Commission on March 16, 2005.

(2)	Incorporated by reference to Appendix B of the Registrant’s definitive Proxy Statement for the Company’s 2006 Annual Meeting filed with the Securities and Exchange Commission on June 12, 2006.
(3)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

United Financial Bancorp, Inc.

Date: August 8, 2007	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer