Form 10-Q
period 2007-09-30
United Financial Bancorp Inc
filed 2007-11-08
CIK 1319572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Common stock, $0.01 par value
17,068,160 shares outstanding as of November 8, 2007

Index

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

Exhibit 32.1	Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

Exhibit 32.2	Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

Index

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      Consolidated Financial Statements

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and due from banks	$16,543	$15,459
Interest-bearing deposits	11,948	9,960
Total cash and cash equivalents	28,491	25,419

Short-term investments	1,017	-
Securities available for sale, at fair value	183,862	190,237
Securities to be held to maturity, at amortized cost (fair value $3,663 at
September 30, 2007 and $3,227 at December 31, 2006)	3,684	3,241
Loans, net of allowance for loan losses of $7,612 at September 30, 2007
and $7,218 at December 31, 2006	808,112	756,180
Other real estate owned	880	562
Accrued interest receivable	4,652	4,320
Stock in the Federal Home Loan Bank of Boston	9,885	9,274
Banking premises and equipment, net	10,564	8,821
Bank-owned life insurance	6,595	6,304
Other assets	6,204	5,075

TOTAL ASSETS	$1,063,946	$1,009,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest-bearing	$618,707	$588,496
Non-interest-bearing	104,411	97,190
Total deposits	723,118	685,686
Federal Home Loan Bank of Boston advances	183,852	169,806
Repurchase agreements	7,519	10,425
Escrow funds held for borrowers	1,410	1,121
Capitalized lease obligation	1,900	-
Accrued expenses and other liabilities	4,899	4,684
Total liabilities	922,698	871,722

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $0.01 per share, authorized 60,000,000 shares;
17,205,995 shares issued at September 30, 2007 and at December 31, 2006	172	172
Paid-in capital	77,127	75,520
Retained earnings	72,190	70,406
Unearned compensation	(5,439)	(5,772)
Treasury stock, at cost (137,835 shares at September 30, 2007 and 51,445
shares at December 31, 2006)	(1,914)	(664)
Accumulated other comprehensive loss, net of taxes	(888)	(1,951)
Total stockholders’ equity	141,248	137,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,063,946	$1,009,433

See notes to unaudited consolidated financial statements

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$12,712	$11,043	$37,017	$30,719
Investments	2,017	2,195	5,849	6,761
Other interest-earning assets	247	256	935	786
Total interest and dividend income	14,976	13,494	43,801	38,266

Interest expense:
Deposits	5,672	4,885	16,330	13,590
Borrowings	2,051	1,665	6,127	4,059
Total interest expense	7,723	6,550	22,457	17,649

Net interest income before provision for loan losses	7,253	6,944	21,344	20,617

Provision for loan losses	436	165	1,040	627

Net interest income after provision for loan losses	6,817	6,779	20,304	19,990

Non-interest income:
Fee income on depositors’ accounts	1,105	1,146	3,240	3,128
Loss on sale and write-down of securities	(141)	(218)	(170)	(218)
Wealth management income	200	126	491	319
Other income	248	240	684	764
Total non-interest income	1,412	1,294	4,245	3,993

Non-interest expense:
Salaries and benefits	3,546	3,014	11,119	9,173
Occupancy expenses	469	455	1,441	1,268
Marketing expenses	277	329	1,048	1,093
Data processing expenses	711	622	2,006	1,813
Professional fees	220	223	872	702
Other expenses	908	936	2,867	3,143
Total non-interest expense	6,131	5,579	19,353	17,192

Income before income taxes	2,098	2,494	5,196	6,791

Income tax expense	807	981	2,093	2,633

Net income	$1,291	$1,513	$3,103	$4,158

Earnings per share:
Basic	$0.08	$0.09	$0.19	$0.25
Diluted	$0.08	$0.09	$0.19	$0.25

Weighted average shares outstanding:
Basic	16,266,869	16,382,133	16,259,601	16,528,981
Diluted	16,323,516	16,395,955	16,320,535	16,533,639

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other
	Shares	Common	Paid-In	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2005	17,205,995	$172	$78,446	$66,944	$(6,092)	$-	$(2,465)	$137,005

Net income	-	-	-	4,158	-	-	-	4,158
Other comprehensive income	-	-	-	-	-	-	181	181
Total comprehensive income								4,339

Cash dividends declared ($0.15 per share)	-	-	-	(1,095)	-	-	-	(1,095)
Treasury stock purchases	(340,000)	-	-	-	-	(4,378)	-	(4,378)
Reissuance of treasury shares in connection
with restricted stock grants	288,000	-	(3,709)	-	-	3,709	-	-
Stock-based compensation	-		159	-	-	-	-	159
ESOP shares committed to be released	-	-	53	-	241	-	-	294

Balances at September 30, 2006	17,153,995	$172	$74,949	$70,007	$(5,851)	$(669)	$(2,284)	$136,324

Balances at December 31, 2006	17,154,550	$172	$75,520	$70,406	$(5,772)	$(664)	$(1,951)	$137,711

Net income	-	-	-	3,103	-	-	-	3,103
Other comprehensive income	-	-	-	-	-	-	1,063	1,063
Total comprehensive income								4,166

Cash dividends declared ($0.18 per share)	-	-	-	(1,319)	-	-	-	(1,319)
Treasury stock purchases	(86,390)	-	-	-	-	(1,250)	-	(1,250)
Stock-based compensation	-	-	1,476	-	-	-	-	1,476
ESOP shares committed to be released	-	-	131	-	333	-	-	464

Balances at September 30, 2007	17,068,160	$172	$77,127	$72,190	$(5,439)	$(1,914)	$(888)	$141,248

The components of other comprehensive income and related tax effects are as follows:

	Nine Months ended September 30,
	2007	2006

Change in unrealized holding gains on available-for-sale securities	$1,591	$90
Reclassification adjustment for losses realized in income	170	218
Net change in unrealized gains	1,761	308

Tax effect	698	127

Other comprehensive income	$1,063	$181

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$3,103	$4,158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,040	627
ESOP expense	464	294
Stock-based compensation	1,476	159
Amortization of premiums and discounts	83	272
Depreciation and amortization	638	537
Amortization of intangible assets	23	-
Net (gain) loss on sale of other real estate owned	(14)	21
Net loss on sale of securities	170	218
Net loss on sale of loans	5	-
Increase in cash surrender value of bank-owned life insurance	(291)	(227)
Increase in accrued interest receivable	(332)	(482)
Increase in other assets	(1,023)	(2,024)
(Decrease) increase in accrued expenses and other liabilities	(475)	2,437
Net cash provided by operating activities	4,867	5,990
Cash flows from investing activities:
Purchases of securities available for sale	(65,230)	(30,318)
Proceeds from sales of securities available for sale	14,449	25,436
Proceeds from maturities, calls and principal repayments of securities available for sale	58,671	35,127
Purchases of securities held to maturity	(675)	-
Proceeds from maturities, calls and principal repayments of securities held to maturity	225	25
Investment in short term time deposits	(1,017)	-
Purchases of Federal Home Loan Bank of Boston stock	(611)	(2,152)
Proceeds from sales of other real estate owned	576	1,852
Net loan originations and principal repayments	(55,755)	(97,443)
Proceeds from sales of loans	1,898	-
Purchases of property and equipment	(441)	(877)
Cash paid to acquire Levine Financial Group	(55)	(100)
Net cash used in investing activities	(47,965)	(68,450)
Cash flows from financing activities:
Net increase in deposits	37,432	39,011
Increase in short term borrowings	32,000	30,000
Proceeds of Federal Home Loan Bank of Boston long term advances	20,000	56,201
Repayments of Federal Home Loan Bank of Boston long term advances	(37,954)	(50,669)
Net decrease in repurchase agreements	(2,906)	(2,514)
Net increase in escrow funds held for borrowers	289	195
Treasury stock purchases	(1,250)	(4,378)
Cash dividends paid	(1,319)	(1,095)
Payments on capitalized lease obligation	(122)	-
Net cash provided by financing activities	46,170	66,751
Increase in cash and cash equivalents	3,072	4,291
Cash and cash equivalents at beginning of period	25,419	15,843
Cash and cash equivalents at end of period	$28,491	$20,134

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period:
Interest on deposits, borrowings and other interest bearing liabilities	$22,418	$18,416
Income taxes – net	2,463	2,062
Non-cash item:
Capitalized lease asset and obligation	$1,932	$-
Transfer of loans to other real estate owned	880	-

See notes to unaudited consolidated financial statements.

Index

UNITED FINANCIAL BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for the fair presentation of the Company’s financial condition as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006. The interim results of operations presented herein are not necessarily indicative of the results to be expected for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the Securities and Exchange Commission.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE B – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The cumulative effect, if any, of applying FIN 48 is recorded as an adjustment to the beginning balance of retained earnings. FIN 48 also requires disclosure of the entity’s policy on classification of interest and penalties. The Company adopted FIN 48 on January 1, 2007. The adoption of this standard had no material effect on the Company’s results of operations or financial condition. There have been no material changes in unrecognized tax benefits since January 1, 2007.  The Company’s policy is to report interest and penalties as part of other non-interest expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2007, the Company recognized $17,000 of interest and penalties.

The Company is subject to federal and state income taxes.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for the years before 2003.

Index

In May 2007, the FASB issued FIN 48-1, “Definition of Settlement in FIN 48” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard had no impact on the Company’s consolidated financial position or results of operations.

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

Index

The calculation of basic and diluted earnings per common share for the periods indicated is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$1,291	$1,513	$3,103	$4,158
Weighted average common shares applicable to
basic EPS	16,266,869	16,382,133	16,259,601	16,528,981
Effect of dilutive potential common shares (1, 2)	56,647	13,822	60,934	4,658
Weighted average common shares applicable to
diluted EPS	16,323,516	16,395,955	16,320,535	16,533,639

Earnings per share:
Basic	$0.08	$0.09	$0.19	$0.25
Diluted	$0.08	$0.09	$0.19	$0.25

(1)   For the three and nine months ended September 30, 2007 and September 30, 2006, options to purchase 748,000 and 727,000 shares, respectively were outstanding but not included in the computation of earnings per share because they were antidilutive.

(2) Includes incremental shares related to stock options and restricted stock.

NOTE E – LOANS

The components of loans were as follows at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

One-to-four family residential real estate	$336,064	$319,108
Commercial real estate	204,325	175,564
Construction	43,614	54,759
Home equity loans	118,712	112,739
Commercial and industrial	80,140	69,762
Consumer	31,451	30,181
Total loans	814,306	762,113

Net deferred loan costs and fees	1,418	1,285
Allowance for loan losses	(7,612)	(7,218)
Loans, net	$808,112	$756,180

Index

NOTE F – NON-PERFORMING ASSETS

The table below sets forth the amounts and categories of non-performing assets at the dates indicated. [Missing Graphic Reference]

	At September 30,	At December 31,
	2007	2006

Non-accrual loans:
Residential mortgages	$119	$-
Commercial mortgages	535	1,144
Home equity	52	20
Commercial and industrial	302	123
Other consumer	-	1
Total non-accrual loans	1,008	1,288

Accruing loans 90 days or more past due	-	-

Total non-performing loans	1,008	1,288

Other real estate owned	880	562
Total non-performing assets	$1,888	$1,850

Ratios:
Total non-performing loans to total loans	0.12%	0.17%
Total non-performing assets to total assets	0.18%	0.18%
Allowance for loan losses to non-performing loans	755.16%	560.40%

NOTE G – ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

	For the Nine Months Ended September 30,
	2007	2006

Balance at beginning of period	$7,218	$6,382
Provision for loan losses	1,040	627
Charge-offs	(654)	(179)
Recoveries	8	50
Balance at end of period	$7,612	$6,880

Ratios:
Net charge-offs to average loans
outstanding (annualized)	0.11%	0.03%
Allowance for loan losses to non-performing
loans at end of period	755.16%	341.78%
Allowance for loan losses to total
loans at end of period	0.93%	0.94%

Index

NOTE H – COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006

Unused lines of credit	$143,268	$135,374
Amounts due mortgagors	32,779	34,742
Standby letters of credit	1,406	879
Commitments to originate loans	20,917	42,551

NOTE I – DEPOSITS

Deposit accounts, by type, are summarized as follows at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Demand	$104,411	$97,190
NOW	36,884	37,523
Regular savings	63,361	65,475
Money market	169,788	165,984
Certificates of deposit	348,674	319,514
	$723,118	$685,686

NOTE J – CONTINGENCIES

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Index

NOTE K – SECOND STAGE CONVERSION

On June 29, 2007 United Financial Bancorp, Inc., a new Maryland Corporation formed by the Company (“United Financial-Maryland”), filed a Form S-1 Registration Statement with the Securities and Exchange Commission, which was subsequently amended on September 14, 2007 and on October 10, 2007 in connection with the previously announced mutual-to-stock conversion of United Mutual Holding Company, the Company’s mutual holding company. United Financial-Maryland is offering 9,562,500 shares at the minimum of the offering range and 12,937,500 at the maximum of the offering range, at $10.00 per share. The Company expects net offering proceeds to total $93.2 million at the minimum and $126.7 million at the maximum of the offering range. In addition to selling shares in the offering, United Financial-Maryland will also simultaneously issue up to 11,096,643 shares of common stock at the maximum of the offering range to existing shareholders of the Company in exchange for their existing shares. United Financial-Maryland must sell a minimum of 9,562,500 shares in the offering and issue 8,201,867 shares in the exchange in order to complete the offering and the exchange of existing shares. On October 12, 2007, United Financial-Maryland received conditional approval from the Office of Thrift Supervision to commence its second-step conversion and offering.  The registration statement relating to the sale of common stock was declared effective by the SEC on October 12, 2007. The transaction is subject to the approvals of regulators, depositors and shareholders, and is expected to close in the fourth quarter of 2007.

Index

ITEM 2. Management’sDiscussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $54.5 million, or 5.4%, to $1.1 billion at September 30, 2007 from $1.0 billion at December 31, 2006 reflecting growth in net loans, partially offset by a decrease in securities available for sale. The growth in assets was partially funded by increases in both deposits ($37.4 million) and Federal Home Loan Bank advances ($14.0 million). Securities available for sale decreased $6.4 million, or 3.4%, to $183.9 million at September 30, 2007 from $190.2 million at December 31, 2006, due to sales, calls and maturities of certain debt securities and repayments of mortgage-backed securities, partially offset by purchases of debt securities available for sale totaling $60.2 million. These year to date purchase totals include the acquisition of approximately $38 million of bonds, primarily fixed-rate pass-through mortgage-backed securities issued by FNMA and FHLMC during the third quarter of 2007 to take advantage of the attractive yields offered as a result of credit market deterioration and to preinvest a portion of the proceeds from the second-step conversion and offering expected to close in the fourth quarter of 2007.  The Company funded these purchases with short-term FHLB advances which will be paid in full upon the anticipated completion of the second-step offering.

Net loans increased $51.9 million, or 6.9%, to $808.1 million at September 30, 2007 from $756.2 million at December 31, 2006. One- to four-family residential mortgage loans increased $17.0 million, or 5.3%, to $336.1 million at September 30, 2007, reflecting continued strong demand in our primary market area given the stable real estate market and the relatively low interest rate environment. The increase was also due to management’s decision to retain substantially all originations of residential mortgage loans in portfolio. Commercial real estate and commercial and industrial loans increased $28.8 million, or 16.4%, to $204.3 million and $10.4 million, or 14.9%, to $80.1 million, respectively, as a result of stable economic conditions in our primary market area, competitive pricing, attractive products and services, established relationships and  successful business development efforts. We continued to focus our efforts on growing the commercial real estate and commercial and industrial portfolios in order to improve net interest rate spread by increasing our origination of these generally higher-yielding loans.  Construction loans decreased $11.1 million, or 20.4%, to $43.6 million, as several credits converted to fixed-rate commercial mortgages or were paid-in-full. Home equity loans increased $6.0 million, or 5.3%, reflecting strong consumer demand, attractive product offerings and competitive rates.

Index

Total deposits increased $37.4 million, or 5.5%, to $723.1 million at September 30, 2007. During the period, certificate of deposit balances increased $29.2 million as customers continued to prefer the higher yields offered for these accounts.  Demand deposits grew $7.2 million, or 7.4%, due to increased marketing and promotional activity in an effort to attract new customers and retain existing funds.  Money market account balances expanded $3.8 million, or 2.3%, reflecting strong customer demand, attractive products and competitive pricing. Total savings deposits declined $2.1 million, or 3.2%, to $63.4 million at September 30, 2007 as a result of transfers to higher yielding money market and certificates of deposit accounts.  Core deposits expanded $8.2 million, or 2.2%, to $374.4 million at September 30, 2007 from $366.2 million at December 31, 2006.

Total stockholders’ equity increased $3.5 million, or 2.6%, to $141.2 million at September 30, 2007 from $137.7 million at December 31, 2006 as a result of net income of $3.1 million for the nine months ended September 30, 2007, stock-based compensation totaling $1.5 million, a decrease of $1.1 million in the net unrealized loss on securities available for sale and ESOP compensation expense of $464,000. These items were partially offset by share repurchases totaling $1.3 million, and payments of cash dividends amounting to $1.3 million.

Credit Quality

The Company actively manages asset quality through its underwriting practices and collection operations and it does not offer loans to subprime or Alt-A borrowers.    Non-performing assets totaled $1.9 million, or 0.18% of total assets, at September 30, 2007 and December 31, 2006.  Net loan charge-offs for the nine months ended September 30, 2007 totaled $646,000 compared to $129,000 in the same period of 2006.  Construction loan charge-offs represent $326,000, or 50%, of the total, mainly related to two large construction loans.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of total loans outstanding at the date indicated.

	Loans Delinquent For
	60 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2007
Residential mortgages	4	$510	2	$119	6	$629
Commercial mortgage	9	1,400	4	435	13	1,835
Construction	-	-	-	-	-	-
Home equity	4	346	2	52	6	398
Commercial and industrial	13	561	4	401	17	962
Automobile	8	55	-	-	8	55
Other consumer	2	1	-	-	2	1
Total	40	$2,873	12	$1,007	52	$3,880

At December 31, 2006
Residential mortgages	12	$1,197	-	$-	12	$1,197
Commercial mortgage	6	524	7	1,144	13	1,668
Construction	1	108	-	-	1	108
Home equity	7	157	1	20	8	177
Commercial and industrial	6	93	4	123	10	216
Automobile	13	85	-	-	13	85
Other consumer	-	-	1	1	1	1
Total	45	$2,164	13	$1,288	58	$3,452

Index

Classified Assets.  The following table shows the aggregate amount of our classified assets at the date indicated for both loans and foreclosed assets. The amount of assets classified as “substandard” in the table includes 46 commercial lending relationships, 30 of which are not current.

	At September 30,		At December 31,
	2007		2006
	(In thousands)

Residential Real Estate (1):
Substandard assets	$1,081	(2,3)	$1,252

All Other Loans:
Special mention assets	16,380		8,990
Substandard assets	12,490		10,449
Doubtful assets	299		1,290
Loss assets	-		-

Foreclosed Assets:
Other real estate owned	880		562

Total classified assets	$31,130		$22,543
_______________________________________
(1) Includes one-to-four family loans and home equity loans and lines of credit.
(2) Includes eight residential loans, four of which are in foreclosure or liquidation proceedings.
(3) Includes three commercial lending relationships.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and Federal Home Loan Bank advances.

Our results of operations also are affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit account fees, wealth management fees, increases in the cash surrender value of bank-owned life insurance and miscellaneous other income. Non-
interest expense consists primarily of compensation and employee benefits, data processing, occupancy, marketing and public relations, professional services, postage, printing, office supplies, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net Income.  The Company’s net income was $1.3 million, or $0.08 per diluted share, for the third quarter of 2007 compared to net income of $1.5 million, or $0.09 per diluted share, for the same period in 2006. The Company’s lower net income and earnings per share were due in large part to net interest margin contraction, increased non-interest expenses and a higher provision for loan losses, partially offset by growth in average interest-earning assets and core deposits.

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

	Three Months Ended September 30,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$346,357	$4,910	5.67%	$316,118	$4,436	5.61%
Commercial real estate	238,013	3,963	6.66%	197,146	3,312	6.72%
Home equity loans	118,604	1,966	6.63%	105,329	1,740	6.61%
Commercial and industrial	78,659	1,460	7.42%	66,115	1,190	7.20%
Consumer and other	31,123	413	5.31%	30,209	365	4.83%
Total loans	812,756	12,712	6.26%	714,917	11,043	6.18%
Investment securities	168,498	2,017	4.79%	211,101	2,195	4.16%
Other interest-earning assets	17,082	247	5.78%	13,572	256	7.54%
Total interest-earning assets	998,336	14,976	6.00%	939,590	13,494	5.74%
Noninterest-earning assets	33,889			30,372
Total assets	$1,032,225			$969,962

Interest-bearing liabilities:
Savings accounts	$62,005	139	0.90%	$73,645	154	0.84%
Money market accounts	180,563	1,462	3.24%	167,031	1,322	3.17%
NOW accounts	34,070	46	0.54%	36,682	24	0.26%
Certificates of deposit	342,573	4,025	4.70%	316,793	3,385	4.27%
Total interest-bearing deposits	619,211	5,672	3.66%	594,151	4,885	3.29%
FHLB advances	156,150	1,914	4.90%	134,833	1,582	4.69%
Other interest-bearing liabilities	12,434	137	4.41%	7,367	83	4.51%
Total interest-bearing liabilities	787,795	7,723	3.92%	736,351	6,550	3.56%
Demand deposits	101,119			93,247
Other noninterest-bearing liabilities	3,491			4,085
Total liabilities	892,405			833,683
Stockholders' equity	139,820			136,279
Total liabilities and stockholders' equity	$1,032,225			$969,962

Net interest income		$7,253			$6,944
Interest rate spread(1)			2.08%			2.19%
Net interest-earning assets(2)	$210,541			$203,239
Net interest margin(3)			2.91%			2.96%
Average interest-earning assets to
average interest-bearing liabilities			126.73%			127.60%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended September 30
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$428	$46	$474
Commercial real estate	681	(30)	651
Home equity loans	220	6	226
Commercial and industrial	232	38	270
Consumer and other	11	37	48
Total loans	1,572	97	1,669
Investment securities	(481)	303	(178)
Other interest-earning assets	58	(67)	(9)
Total interest-earning assets	1,149	333	1,482

Interest-bearing liabilities:
Savings accounts	(25)	10	(15)
Money market accounts	109	31	140
NOW accounts	(2)	24	22
Certificates of deposit	287	353	640
Total interest-bearing deposits	369	418	787
FHLB advances	259	73	332
Other interest-bearing liabilities	56	(2)	54
Total interest-bearing liabilities	684	489	1,173

Change in net interest income	$465	$(156)	$309

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $309,000, or 4.5%, to $7.3 million for the three months ended September 30, 2007, reflecting growth in average earning assets, partially offset by net interest margin compression. Net interest margin contracted 5 basis points to 2.91% for the three-month period ended September 30, 2007 compared to 2.96% for the same period in 2006. Net interest margin was affected by the inverted yield curve, the increasingly competitive pricing conditions for loans and deposits and a shift in deposit demand towards higher-yielding money market and time deposit accounts.

Index

Interest Income.  Interest income increased $1.5 million, or 11.0%, to $15.0 million for the three months ended September 30, 2007 from $13.5 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $58.7 million, or 6.3%, to $998.3 million for the three months ended September 30, 2007 due in large part to strong loan growth, funded largely by deposit growth and cash flows from the investment securities portfolio. Total average loans increased $97.8 million, or 13.7%, to $812.8 million for the third quarter of 2007 as a result of substantial origination activity, partially offset by prepayments and normal amortization. Total average investment securities decreased by $42.6 million, or 20.2%, to $168.5 million due to maturities, calls, sales and principal repayments of existing securities, partially offset by purchases of bonds. The yield on average interest-earning assets increased 26 basis points to 6.00% for the third quarter of 2007 in connection with the higher interest rate environment and the use of cash flows from the investment portfolio to fund higher yielding loans. The increase in market rates contributed to the upward repricing of a portion of the Company’s existing assets and to higher rates for new assets. Since a significant amount of the Company’s average interest-earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Interest Expense.  Interest expense increased $1.2 million, or 17.9%, to $7.7 million for the three months ended September 30, 2007 from $6.6 million for the prior year period due to an increase in the average balance of interest-bearing liabilities and an increase in the average rate paid for interest-bearing liabilities. Average interest-bearing liabilities increased $51.4 million, or 7.0%, to $787.8 million for the three months ended September 30, 2007 from $736.4 million for the prior year period reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $25.1 million, or 4.2%, to $619.2 million for the third quarter of 2007 mainly attributable to an increase in money market and certificate of deposit balances, partially offset by a reduction in savings deposits.  The decline in savings account balances reflected a shift in deposit demand towards money market and certificate of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $21.3 million, or 15.8%, to $156.2 million to support loan growth. The average rate paid on interest-bearing liabilities rose 36 basis points to 3.92% for the three months ended September 30, 2007 reflecting the impact of higher market rates related to interest rate increases initiated by the Federal Reserve Board in prior years and the competitive rate environment for deposits. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the increase in market rates was significant.

Provision for Loan Losses. The provision for loan losses increased $271,000 to $436,000 for the three months ended September 30, 2007 as compared to $165,000 for the three months ended September 30, 2006 mainly as a result of an increase in the reserve factor used to determine the allowance for loan losses related to the performing construction loan portfolio. The allowance for loan losses is based on management’s estimate of the probable losses inherent in the portfolio, considering the impact of certain factors.  Among the factors management may consider are prior loss experience, current economic conditions and their effect on borrowers, the character and size of the portfolio, trends in nonperforming loans and delinquency rates and the performance of individual loans in relation to contractual terms. The provision for loan losses reflects adjustments to the allowance based on management’s review of the loan portfolio in light of those conditions. The allowance for loan losses was $7.6 million, or 0.93%, of loans outstanding at September 30, 2007.

Index

Non-interest Income.  Non-interest income increased $118,000, or 9.1%, to $1.4 million for the three months ended September 30, 2007 from $1.3 million for the comparable period in 2006 mainly due to growth in wealth management income and a decrease in losses on sales of securities. Wealth management income expanded $74,000, or 58.7%, as a result of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006. The losses on sales of securities in the third quarter of 2007 were largely the result of a write-down of an other-than-temporarily impaired corporate bond which was subsequently sold in the fourth quarter of 2007. For the three months ended September 30, 2006 the Company recognized losses on sales of securities in connection with an investment portfolio restructuring transaction implemented to improve the yield in the portfolio.

Non-interest Expense.  Non-interest expense increased $552,000, or 9.9%, to $6.1 million for the three months ended September 30, 2007 from $5.6 million for the prior year period primarily reflecting increases in salaries and benefits and occupancy. Total salaries and benefits increased $532,000, or 17.7% mainly due to stock-based compensation associated with restricted stock and stock options granted in August 2006, staffing costs for the new Westfield branch opened in the fourth quarter of 2006, and annual wage increases.  These items were partially offset by lower pension plan expenses as a result of the Company’s termination of its participation in a multi-employer defined benefit plan sponsored by the Co-operative Banks Employee Retirement Association. The termination was effective April 30, 2007 and the Company was not required to make additional contributions after such date.

Income Tax Expense. Income tax expense decreased $174,000 to $807,000 for three months ended September 30, 2007 from $981,000 for the comparable 2006 period.  This decrease was mainly due to lower income before income taxes, and a reduction in the effective tax rate to 38.5% for the third quarter of 2007 compared to 39.3% for the same period last year. The lower effective tax rate was principally due to an increase in non-taxable municipal income and a decrease in the nondeductible portion of employee stock ownership plan compensation as a result of the Company’s lower stock price.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Net Income.  The Company’s net income for the nine months ended September 30, 2007 amounted to $3.1 million, or $0.19 per diluted share, compared to $4.2 million, or $0.25 per diluted share, for the same period in 2006.  The Company’s lower net income and earnings per share were due in large part to net interest margin contraction, increased provision for loan losses and non-interest expenses as well as a higher effective tax rate in the 2007 period. These items were partially offset by growth in average earning assets and expansion in non-interest income.

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

	Nine Months Ended September 30,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans:
Residential real estate	$341,355	$14,465	5.65%	$304,227	$12,709	5.57%
Commercial real estate	233,394	11,564	6.61%	182,813	8,974	6.55%
Home equity loans	117,498	5,777	6.56%	97,117	4,678	6.42%
Commercial and industrial	73,157	4,041	7.36%	62,649	3,335	7.10%
Consumer and other	30,332	1,170	5.14%	28,518	1,023	4.78%
Total loans	795,736	37,017	6.20%	675,324	30,719	6.07%
Investment securities	171,575	5,849	4.55%	219,713	6,761	4.10%
Other interest-earning assets	22,393	935	5.57%	19,989	786	5.24%
Total interest-earning assets	989,704	43,801	5.90%	915,026	38,266	5.58%
Noninterest-earning assets	32,722			30,613
Total assets	$1,022,426			$945,639

Interest-bearing liabilities:
Savings accounts	$64,066	427	0.89%	$80,000	498	0.83%
Money market accounts	178,590	4,262	3.18%	163,015	3,761	3.08%
NOW accounts	34,386	137	0.53%	35,969	69	0.26%
Certificates of deposit	334,129	11,504	4.59%	306,763	9,262	4.03%
Total interest-bearing deposits	611,171	16,330	3.56%	585,747	13,590	3.09%
FHLB advances	158,857	5,716	4.80%	119,678	3,822	4.26%
Other interest-bearing liabilities	12,020	411	4.56%	7,708	237	4.10%
Total interest-bearing liabilities	782,048	22,457	3.83%	713,133	17,649	3.30%
Demand deposits	97,946			91,878
Other noninterest-bearing liabilities	3,422			3,404
Total liabilities	883,416			808,415
Stockholders' equity	139,010			137,224
Total liabilities and stockholders' equity	$1,022,426			$945,639

Net interest income		$21,344			$20,617
Interest rate spread(1)			2.07%			2.28%
Net interest-earning assets(2)	$207,656			$201,893
Net interest margin(3)			2.88%			3.00%
Average interest-bearing assets to
average interest-bearing liabilities			126.55%			128.31%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans:
Residential real estate	$1,571	$185	$1,756
Commercial real estate	2,505	85	2,590
Home equity loans	1,000	99	1,099
Commercial and industrial	576	130	706
Consumer and other	67	80	147
Total loans	5,719	579	6,298
Investment securities	(1,588)	676	(912)
Other interest-earning assets	99	50	149
Total interest-earning assets	4,230	1,305	5,535

Interest-bearing liabilities:
Savings accounts	(104)	33	(71)
Money market accounts	368	133	501
NOW accounts	(3)	71	68
Certificates of deposit	871	1,371	2,242
Total interest-bearing deposits	1,132	1,608	2,740
FHLB advances	1,366	528	1,894
Other interest-bearing liabilities	146	28	174
Total interest-bearing liabilities	2,644	2,164	4,808

Change in net interest income	$1,586	$(859)	$727

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $727,000, or 3.5%, to $21.3 million for the nine months ended September 30, 2007 from $20.6 million for the comparable 2006 period reflecting growth in average earning assets, substantially offset by net interest margin compression. Net interest margin contracted 12 basis points to 2.88% for the nine-month period ended September 30, 2007 compared to 3.00% for the same period in 2006. Net interest margin was affected by the flat yield curve, the increasingly competitive pricing conditions for loans and deposits and a shift in deposit demand towards higher-yielding money market and time deposit accounts.

Index

Interest Income.  Interest income increased $5.5 million, or 14.5%, to $43.8 million for the nine months ended September 30, 2007 from $38.3 million for the prior year period reflecting expansion in total average interest-earning asset balances and an increase in the yield on average interest-earning assets. Total average interest-earning asset balances increased $74.7 million, or 8.2%, to $989.7 million for the nine months ended September 30, 2007 due in large part to strong loan growth, funded largely by deposit growth and cash flows from the investment securities portfolio. Total average loans increased $120.4 million, or 17.8%, to $795.7 million for the first nine months of 2007 as a result of origination activity, partially offset by prepayments and normal amortization. Total average investment securities decreased by $48.1 million, or 21.9%, to $171.6 million primarily due to maturities, calls, sales and amortization of existing securities, partially offset by purchases of bonds. The yield on average interest-earning assets increased 32 basis points to 5.90% for the nine months ended September 30, 2007 in connection with the higher interest rate environment and the use of cash flows from the investment portfolio to fund higher yielding loans. The increase in market rates contributed to the repricing of a portion of the Company’s existing assets and to increased rates for new assets. Since a significant amount of the Company’s average interest earning assets are fixed rate and the impact of Federal Reserve Board actions was less pronounced on the long end of the yield curve, the effect of the expansion in market rates was limited.

Interest Expense.  Interest expense increased $4.8 million, or 27.2%, to $22.5 million for the nine months ended September 30, 2007 from $17.6 million for the prior year period due to an expansion in average interest-bearing liabilities and an increase in the rate paid for such liabilities. Average interest-bearing liabilities increased $68.9 million, or 9.7%, to $782.0 million for the nine months ended September 30, 2007 from $713.1 million in 2006 reflecting growth in interest-bearing deposits and FHLB advances. Total average interest-bearing deposits increased $25.4 million, or 4.3%, to $611.2 million for the first nine months of 2007 mainly attributable to growth in money market and certificate of deposit balances, partially offset by a reduction in savings balances. The decline in savings deposits was mainly attributable to a shift in market demand to money market and certificate of deposit products to take advantage of more attractive rates. Total average FHLB advances increased $39.2 million, or 32.7%, to $158.9 million to support loan growth. The average rate paid on interest-bearing liabilities rose 53 basis points to 3.83% for the nine months ended September 30, 2007 from 3.30% for the same period last year reflecting interest rate increases initiated by the Federal Reserve Board. Since a large portion of the Company’s interest-bearing liabilities are short-term, the impact of the expansion in market rates was significant.

Provision for Loan Losses. The provision for loan losses was $1.0 million for the nine months ended September 30, 2007 as compared to $627,000 for the same period in 2006 reflecting an increase in the reserve factor used to determine the allowance for the construction loan portfolio and to a lesser extent higher reserves associated with classified loans. The allowance for loan losses was $7.6 million, or 0.93%, of loans outstanding at September 30, 2007.

Non-interest Income.  Non-interest income increased $252,000, or 6.3%, to $4.2 million for the nine months ended September 30, 2007 reflecting growth in fee income on depositors’ accounts and wealth management accounts. Fee income on depositors’ accounts rose $112,000, or 3.6%, as a result of growth in transaction account balances and activity.  Wealth management income increased $172,000, or 53.9%, as a result of new accounts opened due to successful business development efforts and the acquisition of the Levine Financial Group in March 2006.

Index

Non-interest Expense.  Non-interest expense increased $2.2 million, or 12.6%, to $19.4 million for the nine months ended September 30, 2007 from $17.2 million for the prior year period. Total salaries and benefits increased $1.9 million, or 21.2%, mainly due to stock-based compensation associated with restricted stock and stock options granted in August 2006 and staffing costs for the two new branches opened in 2006. Occupancy costs grew $173,000, or 13.6%, principally attributable to the two new branches opened in 2006. Data processing costs expanded $193,000, or 10.7%, reflecting a larger loan and deposit base and new branches opened in 2006. Professional services increased $170,000, or 24.2%, as a result of increased costs associated with the annual audit, Sarbanes Oxley Section 404 compliance and a comprehensive review of the Company’s employee benefits package.

Income Tax Expense. Income tax expense decreased $540,000 to $2.1 million for nine months ended September 30, 2007 from $2.6 million for the comparable 2006 period. This decrease was mainly due to lower income before income taxes, somewhat offset by an increase in the effective tax rate to 40.2% for the nine months ended September 30, 2007 compared to 38.8% for the same period last year. The higher effective tax rate was principally due to the higher proportion of non-deductible expenses in the 2007 period compared to the 2006 period.

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

We have sought to manage our IRR in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our IRR: (i) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston, to “match fund” certain longer-term one- to four-family residential mortgage loans; (ii) continued emphasis on increasing core deposits; (iii) offering adjustable rate and shorter-term home equity loans, commercial real estate loans, construction loans and commercial and industrial loans; (iv) offering a variety of consumer loans, which typically have shorter-terms and (v ) investing in mortgage-backed securities with variable rates or fixed rates with shorter durations. Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our NII to changes in market interest rates.

Net interest income at-risk measures the risk of a decline in earnings due to potential short-term and long term changes in interest rates. The table below represents an analysis of our IRR as measured by the estimated changes in NII, resulting from an instantaneous and sustained parallel shift in the yield curve (+200 and -200 basis points) at September 30, 2007 and December 31, 2006.

Net Interest Income At-Risk

	Estimated Increase	Estimated Increase
Change in Interest Rates	(Decrease) in NII	(Decrease) in NII
(Basis Points)	(September 30, 2007)	(December 31, 2006)
-200	7.4%	12.1%
Stable	0.0%	0.0%
+200	(9.7)%	(10.9)%

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

Net Portfolio Value Simulation Analysis.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, we did not prepare a net portfolio value calculation for an interest rate decrease of greater than 200 basis points.  A basis point equals one-hundredth of one percent, and 200 basis points equals two percent.  An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

The tables below set forth, at the dates indicated, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  This data is for United Bank and its subsidiary only and does not include any yield curve changes in the assets of United Financial Bancorp, Inc.

	September 30, 2007
				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300	$69,017	$(65,234)	(49)%	7.35%	(563)
+200	91,267	(42,984)	(32)	9.42	(357)
+100	113,352	(20,899)	(16)	11.32	(167)
0	134,251	—	—	12.99	—
-100	149,946	15,695	12	14.12	113
-200	159,694	25,443	19	14.72	174

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Index

	December 31, 2006
				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)

+300	$71,274	$(48,844)	(41)%	7.61%	(444)
+200	88,681	(31,438)	(26)	9.26	(279)
+100	104,940	(15,178)	(13)	10.74	(132)
0	120,118	—	—	12.05	—
-100	131,068	10,950	9	12.95	89
-200	135,979	15,861	13	13.29	124
________________________________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The tables above indicate that at September 30, 2007 and December 31, 2006, in the event of a 100 basis point decrease in interest rates, we would experience a 12% and 9%, respectively, increase in net portfolio value.  In the event of a 300 basis point increase in interest rates, we would experience a 49% and 41%, respectively, decrease in net portfolio value.

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

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, advances from the Federal Home Loan Bank of Boston, loan and mortgage-backed securities repayments and maturities and sales of loans and other investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 10% or greater. At September 30, 2007 our liquidity ratio was 23.37%, compared to 27.01% at December 31, 2006.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4)  the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities.

Index

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $28.5 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $183.9 million at September 30, 2007. In addition, at September 30, 2007, we had the ability to borrow a total of approximately $362.8 million from the Federal Home Loan Bank of Boston.  On that date, we had $183.9 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2007, we had $20.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $143.3 million in unused lines of credit to borrowers and $32.8 million to be disbursed under existing construction loan commitments. Certificates of deposit due within one year of September 30, 2007 totaled $310.3 million, or 42.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2007, we originated $235.1 million of loans and purchased $65.9 million of securities.  In the comparable 2006 period, we originated $274.4 million of loans and purchased $30.3 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $37.4 million and $39.0 million for the nine months ended September 30, 2007 and 2006, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank, which provides an additional source of funds.  Federal Home Loan Bank advances increased by $14.0 million and $35.5 million during the nine months ended September 30, 2007 and 2006, respectively.  Federal Home Loan Bank advances have primarily been used to fund loan demand and to purchase securities.  We have also used Federal Home Loan Bank advances to “match-fund” certain longer-term one- to four-family residential mortgage loans and commercial real estate loans.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments

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

Index

Contractual Obligations

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations:
Certificates of deposit	$310,260	$33,417	$4,997	$-	$348,674
Federal Home Loan Bank advances	97,000	44,957	26,386	15,509	183,852
Repurchase agreements	7,519	-	-	-	7,519
Standby letters of credit	1,406	-	-	-	1,406
Operating leases	534	1,150	836	4,591	7,111
Capitalized lease	146	292	292	2,688	3,418
Total	$416,865	$79,816	$32,511	$22,788	$551,980
Commitments to extend credit	$198,370	$-	$-	$-	$198,370

Capital Resources

United Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, the Bank exceeded all regulatory capital requirements. United Bank is considered “well capitalized” under regulatory requirements.

As of September 30, 2007:

Total risk-based capital	15.37%

Tier 1 risk-based capital	14.37%

Tier 1 leverage capital	10.48%

As of December 31, 2006:

Total risk-based capital	15.86%

Tier 1 risk-based capital	14.83%

Tier 1 leverage capital .	10.57%

Index

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

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and will be made to our internal controls and procedures for financial reporting as a result of these efforts.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings

At September 30, 2007, the Company was not involved in any legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 1A.  Risk Factors

As of September 30, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Index

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2007.

(b) Not applicable

(c) The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2007.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	(or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as Part	Shares (or Units) that
	of Shares	Paid Per	of Publicly	May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

July 1 - 31, 2007	-	$-	-	773,358

August 1 - 31, 2007	3,693	11.05	-	773,358

September 1 - 30, 2007	-	-	-	773,358

Total	3,693	$11.05	-	N/A

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

United Financial Bancorp, Inc.

Date: November 8, 2007	By:	/s/ Richard B. Collins
Richard B. Collins
Chairman, President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Mark A. Roberts
Mark A. Roberts
Executive Vice President and Chief Financial Officer